Form 10KSB
period 2001-09-30
MIAD SYSTEMS LTD
filed 2002-01-14
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OR (G) OF THE SECURITIES EXCHANGE ACT OF 1934

  For fiscal year ended September 30, 2001          Commission File No. 0-30801

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from ______ to ______


                               MIAD Systems, Ltd.
              ----------------------------------------------------
                 (Name of small business issuer in its charter)

         Canada                                                  N/A
      -------------                                          ------------
(State or other jurisdiction                              (I.R.S. Employer of
incorporation or organization)                             Identification No.)

                43 Riviera Drive, Unit 6
                Markham, Ontario, Canada                    L3R 5J6
                ----------------------------------------   --------
               (Address of principal executive offices)   (Zip Code)

                    Issuer's telephone number (905) 479-0214
                                              --------------

Securities registered under Section 12(b) of the Exchange Act:             None
Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    Issuer's revenues for its most recent fiscal year: $8,085,766 (Canadian).

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2001: Not Determinable

ITEM 1. DESCRIPTION OF BUSINESS

(a)      Business Development

         Our company, MIAD Systems Ltd., is a Canadian company. We were formed in March 1993 and began operating our business at that same time. Our management has been substantially the same since we began business. We are located in the Toronto, Ontario, Canada area and we are an established full-line supplier of business computer systems, maintenance, installation and networking services. We provide these goods and services to our major clients who are primarily engaged in the corporate, institutional and education fields.

         On July 10, 2001 we filed a Form 10-SB registration statement with the Securities and Exchange Commission ("SEC") which became effective on September 8, 2001. Since such time, we have become subject to the reporting requirements of the Securities Exchange Act of 1934.

(b)      Business of the Company

         Principal Products and Services and their Markets
         -------------------------------------------------

         MIAD Product Strategy
         ---------------------

         MIAD's product strategy consists of combining, in Canada, the disparate strategies adopted by the major computer system vendors in the United States for sales to the large corporate and institutional markets. MIAD does not sell to individuals. It only sells to corporate and institutional clients typically as part of their computer networks.

         MIAD offers its customers both custom assembled and mass produced systems. Mass produced systems which have predetermined features are sold to customers through MIAD as an authorized reseller of the manufacturer (also known as a "business partner" or "solutions partner" in the industry). Custom assembly systems with features ordered by the customer are assembled by MIAD and sold by MIAD directly to the customer. MIAD does not engage in any manufacturing.

         MIAD's material revenue streams are comprised of the following:

         1) Reselling of major brands. MIAD has formed strategic partnerships with the major systems vendors such as IBM, Compaq, Toshiba and Hewlett-Packard by becoming qualified/authorized to resell their pre-configured products to MIAD's existing and prospective customers.

         2) MIAD custom assembly. For clients who require a custom configured system with their choice of features and peripherals, MIAD has the capabilities and, has been selling and assembling the MIAD ULTRA (R) system to meet these unique requirements. MIAD does not use refurbished or used products in its ULTRA (R) system or any of its other products. MIAD assembles its custom systems using components obtained from outside sources.

         MIAD Services Strategy
         ----------------------

         In addition to servicing its ULTRA (R) system, MIAD has been continuously upgrading the skills of its technical staff in order to qualify as an authorized service provider to provide maintenance and related services for the systems and equipment it sells as an authorized reseller. Currently, its service business generates less than 4% of its total revenues.

         MIAD Sales Strategy
         -------------------

         MIAD has hired experienced computer industry veterans who can, early in a sales cycle, understand and review the business application that the prospect is attempting to solve through automation. The MIAD representative, based on experience, can recommend the appropriate product (whether from IBM, Compaq, MIAD, etc.) and the appropriate model/features, as well as the services of installation/maintenance-depot or on-site that are best suited to meet the customer's requirements.

         As industry trends change in Canada (as they do in the US), MIAD's product recommendations for product mix also changes. In fiscal 1998, MIAD's revenues from the ULTRA(R) line accounted for more than 60% of its total revenue. In 1999, it accounted for 45% of total revenue and in the 2000 fiscal year it accounted for 25% of total revenue. In the 2001 fiscal year it accounted for 12% of total revenue. This trend is partially due to the fact that the pricing differential between the major brands (IBM, Compaq, etc.) and the custom vendors (Dell and Gateway), which had been significant, is narrowing at a very rapid rate. This was especially true in 2001 due to the recession and dramatic decline in demand for computer systems.

         Because MIAD has the capabilities and appropriate authorizations from major vendors to act as a reseller of their products, it can offer customers a choice between major brand and custom. MIAD can provide the best product solution as industry, market and economic trends change. MIAD continues to expand the availability of services that it can provide its customers (maintenance on-site and depot, installation, etc.) for more and more vendors as well as new service offerings such as the Ingram technical training and e-commerce consulting that became available in 2001.

         The technical and application courses are offered on a nationwide basis in Canada by Ingram Micro to purchasers of products and services. These purchasers include those who have purchased products and services through MIAD as an authorized Ingram Micro reseller in Canada. MIAD also resells web-based consulting services primarily to educational institutions and mid-size businesses which do not typically have the resources to implement a presence on the worldwide web. These web-based services generally assist these customers in developing a web site and in electronic transaction processing.

         We do not sell products to individual end-users. Our customers are primarily corporate and institutional and include many well-known companies as well as private schools and community colleges in Ontario. All of these clients purchase from us on an "as needed" basis and although they have made volume purchases in the past, there are no current at will or long-term commitments with them.

(c)      Industry and Market Overview

         In 1999, the Canadian Gross Domestic Product (GDP) increased at a 4.1% rate with the Information Technology ("IT") industry contributing 17.8% of the GDP growth. The U.S. Department of Commerce states that the U.S. and Canada rank the highest in the world with 37% of their respective populations having access to the electronic economy via the Internet.

         The Canadian IT industry is key to the economic health of Canada, enabling business to be more efficient and effective and helping consumers reap the benefits of the on-going advances in communications and computing. No other force has, in recent years, influenced the future of Canada's economy as information technology according to "Industry Canada", a report published by the Canada Department of Industry. Canadian IT revenue continues to grow at 6% per annum and employment at 10% per annum. Canada, in general, is one of the world leaders in technology development and technology implementation as reported in Industry Canada.

         MIAD acts as a solutions partner for our clients by working with them to analyze and then provide to them, either directly or through independent outside corporations which have very specific technical expertise, the goods and services that they need to compete effectively in the marketplace. Our clients require that we understand their business, their marketplace and what drives their decisions. MIAD works with clients to review their business requirements, understand technology and recommend the solutions which are best suited to their needs. Our team members have extensive industry and technology knowledge and expertise. Additionally, we work with selected computer companies to provide the best solutions for our clients.

         In January 2001, MIAD was awarded the Year 2000 Sales Excellence Award by Ingram Micro Canada, Inc., Canada's largest computer distributor firm. The award recognized MIAD as the top 3Com reseller at Ingram Micro Canada among its 33,000 resellers in Canada.

         We have successfully implemented our "just-in-time" purchasing and "build-to- order" model for our private label MIAD ULTRA(R) line of business computers. This concept is based on the successful model originated by Dell and Gateway in the United States. We believe that the significant market penetration by Dell and Gateway in the U.S. is an indicator of the market potential for our "build-to-order" model in Canada.

          In addition, in order to supply the quality business solutions required by our clients, we have added, to our "build-to-order" model, the qualifications for:

         o partnering and authorized reselling of Compaq, Hewlett-Packard, Toshiba and IBM systems for clients who require higher-end servers

         o        networking design and installation

         o        national warranty exchange program

         o on-site warranty and maintenance repair for the MIAD ULTRA(R) line, as an authorized Compaq Service Center and as an authorized IBM Service Center.

         We expect that our growth will be generated by additional sales to existing and new clients in the normal course of our business and possibly by acquisitions of companies in our same industry. This growth through additional sales to existing clients is frequently referred to as "organic growth". We expect our organic growth to be accomplished in two ways:

         1) continued top-level service to existing clients in order to be uniquely positioned for their on-going systems and services acquisitions, and

         2) intensify penetration in the four specific major market segments where we already have a presence which include major corporate accounts, institutional, POS for restaurant and hospitality industry and educational.

         We intend to continue to build our presence as a supplier of IT solutions in Canada as an authorized reseller of products purchased from our major vendors for resale to end users and by the custom assembly of our computer systems. In doing so, we expect to focus on several priorities:

         1)       growing revenue from the existing customer base;

         2)       enlarging our customer base in Ontario;

         3) developing an implementation plan to expand our presence in other Canadian cities and possibly the U.S. market;

         4)       increasing the number of sales personnel;

         5) continuing to enhance the quality of our technology operations;

         6) developing additional partnerships in the high-end data communications marketplace;

         7)       bolster our financial resources.

(d)      "Build-to-Order" Model --- The MIAD ULTRA(R)line

         We have distinguished ourselves from other "build-to-order" companies such as Dell and Gateway because we are also an approved reseller of brand name vendors. In addition, we employ our "just-in-time" purchasing and "build-to-order" model of private label personal computers, the MIAD ULTRA(R) line, to satisfy the custom requirements of our customer base. We carry a minimal amount of finished goods but no raw materials inventory. Instead, we acquire our component parts specifically for our customer orders. We are authorized by IBM pursuant to a licensing agreement, to use IBM's licensed patents in assembling MIAD personal computer systems and servers. MIAD does not use IBM components in its custom assembled systems. MIAD does not have agreements with but does select and purchase components for use in these systems from a list of qualified suppliers in the industry. These include, but are not limited to, processors from Intel, memory from Toshiba, Hitachi, Siemens, hard disk drives from Fujitsu, CD ROM drives from Acer and Mitsumi, floppy disk drives from Panasonic and Mitsumi and CPU boards from ASUS and Acer.

    Our custom manufacturing approach allows our customers to choose from a wide range of options to be custom assembled by MIAD. These may include options for memory size, processor type and speed, cache memory, video cards, network interface, communication speeds, video memory and disk storage among others. These options are coupled with increased reliability, quality control and a rapid delivery cycle. In fiscal 2001, our MIAD ULTRA(R) line represented 12% of our total annual revenues.

         Our ability to rapidly deliver a MIAD ULTRA(R) custom system allows us to keep inventory levels at a minimum due to our "just in time" purchasing while still being able to deliver the systems exactly to the customer's specifications with a delivery time, including "burn-in" of three days or less. Our technical and manufacturing expertise permits us to give our customers better service, not only on our own products but those of our authorized partners.

         The seven major steps involved in the "build-to-order" process include:

         1) Customization which involves a technical review of the request confirming that all critical information is available, component availability and a proper instruction set for the technician to build the system.

         2) Logistics which involves procurement of system components and peripheral devices tailored for the order and arranging for its timely delivery.

         3) Unpacking of all the parts of a system delivered by suppliers which are then prepared for building the system.

         4) Assembly and System Check requires following the specific instruction code and a quality check of the system. The system is then fitted with any additional hardware or software requested by the customer and a final quality check is performed for the whole product.

         5) Final Check requires that all systems pass a strict quality-check and "burn-in" procedure before shipment.

         6) Packaging in its original box occurs after the assembly is completed and the testing process and the system pass inspection.

         7)       Shipment occurs after the assembled systems are weighed .


         Customer Advantages
         -------------------

         The "build-to-order" model for our MIAD ULTRA(R) line of systems provides extensive advantages to clients in cost savings, quality control, flexible configuration and fast response to industry trends. The main features of the "build-to-order" model include:

                  o        Reduction of Delivery Cycle
                           ---------------------------
                           By its nature, our manufacturing approach permits
                  flexibility of customization combined with very short delivery cycles. We are able to customize systems to clients' needs with our "just-in-time" purchasing and "build-to-order" approach.

                  o        Cost Savings
                           -------------
                           Working with suppliers to provide "just-in-time"
                  delivery of components reduces overhead costs of warehousing large quantities of components. This overhead cost reduction is enhanced by fast inventory turnover. Costs are further reduced by having the ability to quickly respond to industry trends, thus avoiding obsolete inventory as technologies change. These cost reductions are reflected in our pricing to our clients.

                  o        Ability to Manage Technology Change
                           -----------------------------------
                           Purchasing components, on an "as needed" basis allows
                  us to better react to the constant change in technology and price.

                  o        Increased Reliability and Quality
                           ---------------------------------
                           Quality control of our MIAD ULTRA(R) line is one of
                  the major reasons that users select the system. After assembling the client's unique configuration, we subject the system to extensive "burn-in" and system testing. Since most failures occur in the first 24- 48 hours of use, this testing attempts to make the system fail before shipping to the client. This leads to better service and fewer repairs.

                  o        Better Serviceability
                           ---------------------
                           We choose our components with great care. After-sale
                  serviceability is taken into account and given great weight. This concern facilitates not only warranty repair but also provides for better customer support which contributes to customer satisfaction and repeat business.

         We strive for quality and consistency in our MIAD ULTRA(R) line of computers. We use only name brand quality components. As part of our quality control program, we work in concert with our suppliers to provide consistency of components. Whether a client orders ten systems or 300 systems, components will be the same.

(f)      Reselling

         We are an established supplier of computer systems from vendors for which we act as resellers. We also provide maintenance, installation and networking services to our major clients in the corporate, institutional and education fields. In order to become approved and authorized to become a reseller of a name brand system such as Compaq, IBM, or Toshiba, among others, the vendor will qualify the proposed reseller on factors such as current sales volume, number of sales personnel, geographical territory, other authorizations and references. The approved authorization typically requires that a reseller only sell to end users of the product, take responsibility for pre- and post-sale support (which includes responding to technical and software issues and offering training and web consulting services) and commit not to engage in activities contrary to law. The authorization does not include maintenance which is a separate authorization and typically consists of providing repair services either under or out of warranty. There are no other material limitations in the reseller authorizations. If approved as a reseller, the vendor will typically agree to provide the reseller with authorization, technical assistance, access to literature on the products and training, direct communication and access to advanced confidential information regarding the products. In addition, a high volume reseller with the proper technical qualifications may also qualify for service authorization from the vendor. Reseller authorizations are typically reviewed by the vendor on an annual basis. To date, neither MIAD nor any vendor has terminated any reseller agreement.

         Our MIAD ULTRA(R) line system for workstations and other servers provides our clients with rapid delivery, custom configuration, cost savings and enhanced quality control. However, for clients who require high-end servers, we are an authorized reseller of Compaq, Toshiba, Hewlett Packard, IBM, Microsoft and other well-recognized brands as described below.

         We have been authorized to resell products from major vendors. We have authorizations from 3Com Systems, Acer, Cisco Systems, Compaq, Hewlett-Packard, IBM, Intel, Lexmark, Microsoft, Novell and Toshiba. These reseller authorizations are referred to in the promotional materials of these vendors as "business partnerships".

         MIAD'S responsibilities as an authorized reseller includes securing orders for the vendor's product and to provide pre- and post-sale support to the client. This support does not include maintenance which is a separate authorization which must be independently applied for and approved. The vendor also has certain responsibilities under the reseller agreement which include providing authorization to resell products, providing technical product assistance, direct communication and providing the reseller with advance confidential information on upcoming product announcements, access to literature and product/sales training.

          We are an authorized reseller and public sector reseller for Hewlett-Packard, Compaq, IBM and Toshiba. We are also an authorized reseller, public sector reseller and education reseller for Compaq and Toshiba and a Compaq and IBM service center. In addition, we are authorized by Microsoft for all software in addition to being certified as an original equipment manufacturer (OEM) for all Microsoft products used in the MIAD ULTRA(R) line sold to MIAD customers.

         We have arrangements with the major distributors in Canada to acquire products. Although we are authorized by the manufacturer to resell their products, we deal directly with their distributors from whom we actually purchase the products which we resell to end users. Our acquisition of products from Ingram-Micro and Merisel, the two largest distributors from whom we acquire approximately 75 % of our products, is based on product availability, price, credit availability and service. We currently have General Security Agreements with Ingram Micro and Merisel which secure payment for all goods and services we purchase from them for resale.

         As a reseller, we earn our revenues through the resale of the products and services we purchase from our vendors, such as IBM, Toshiba, Compaq, etc. through their distributors. We then resell the products and services to our customers at our price which is higher than the price we pay the distributor.

(g)      Services and Support

         In order to provide technology solutions for our clients, we complement our computer assembly and distribution with value-added services and support, including in-house and/or on-site warranty and maintenance repair, networking, installation and support. We provide depot and on-site maintenance for the MIAD ULTRA(R) line of workstations and we are also an authorized service center for Compaq and IBM.

Networking Services
-------------------

         As a provider of IT solutions, we have the personnel, expertise, experience and partners to provide turn-key network solutions, from peer-to-peer networks to 200+ station Novell or Microsoft NT networks. We provide network design and consultation, facility cabling, project management, network implementation and support. We work with our clients to provide solutions that not only meet their current requirements, but will allow integration of future growth and technology.

Service and Support
-------------------

         In addition to assembling custom computer systems for our customers, we complement our computer assembly and distribution with value-added services and support, including in-house and/or on-site warranty repair, installation, support and maintenance for the MIAD ULTRA(R) line of systems delivered to clients. We are also one of the few authorized Compaq Service Centers in Ontario, Canada and an authorized IBM Service Center. Our staff upgrade their technical IBM education as part of an ongoing program.

Specialized Maintenance
-----------------------

         As a service and support focused organization, we also provide specialized national service contracts. For one of Canada's largest national banks, we support over 7000 printers installed in 1400 of its branches across the country which are owned by the client and are several years old. This specialized service includes Canada-wide Toll-Free Technical Support, integrated with a national unit exchange program for any unit that cannot be repaired over the phone. Although we do not use refurbished products in our own systems, this exchange program provides a pool of the client's own printers which have been refurbished for the client by MIAD and are available to be shipped via courier to any location in Canada the next business day. The non-functioning printer is then returned to MIAD for refurbishing and storage by MIAD until it is needed to replace another non-functioning printer. In most cases, this program provides a faster turnaround time than the more expensive on-site service. With our program, a functional printer will be on the user's desk the next day rather than waiting for an on-site technician to get a part that he/she is not carrying with them. Our contract has been renewed in each of the past three years. The revenues from this contract are not material.

Technical Procedures
--------------------

         We believe that on-going service and support is the basis for any long-term partnership with clients. We have a permanent testing LAN set up for product testing and problem recreation. This test can be run under NT, Novell or Windows 95/98/2000.

         All initial support calls to our 1-(800) toll-free number or local phone lines are directed to the technical support team. We currently have Certified Novell-Netware Engineer ("CNE") and Microsoft Certified Engineer ("MSCE") personnel along with technicians who specialize in the manufacturing and support of our ULTRA(R) Series computers. Calls are answered immediately or a technician will return a call within 30 minutes. Problem escalation is directed to the service manager. We provide telephone technical support, depot repair as well as on-site service. From 8:00 a.m. to 6:00 p.m. with after hours and weekend service available upon request. We are currently recruiting additional staff in order to provide seven day a week support.

         We use a customized service tracking program to track service calls. With this tracking program, we track customer information, service issues, problem resolution, parts usage and serial numbers. This information is then transferred to our accounting system for invoicing. We continue to evaluate an upgrade to an integrated service package.

(h)      Marketing and Distribution

         Demand for computer systems in the corporate and institutional marketplace is driven by many factors, the most significant being price, brand name recognition, the ability of the system to be customized to the client's needs and desires, and delivery in a timely manner. Management is not aware of any manufacturer that currently has a computer system which can meet all of a client's requirements and desires. The major computer vendors such as IBM, Compaq and Hewlett-Packard do not custom build computer systems. They do, however, generally have available 100 to 300 models of reasonably priced pre-configured computer systems. Conversely, other vendors such as Dell, Gateway (and MIAD in Canada) do not typically provide mass produced pre-configured systems but rather, custom build systems. For those large users whose businesses require a custom configured system, a brand name manufacturer such as IBM, Hewlett-Packard and Compaq are not available options due to the fixed nature of their mass produced computer systems. It is the build-to-order system available from Dell, Gateway (and MIAD in Canada) that provide these customers with the custom configuration they need with reasonable pricing and rapid delivery.

         We are significantly smaller than Dell and Gateway and do not have the name recognition that they enjoy. This is a competitive disadvantage which is difficult to overcome due to their greater financial resources. Due to our smaller size, however, we are able to deal face-to-face with our customers and develop personal relationships which does provide us with an advantage that our competitors lack due to their size. In addition, we can usually offer faster delivery, if necessary, and carry no inventory.

         Our current client base is primarily focused in four major market segments. This includes (1) major corporate accounts; (2) institutional accounts to acute care facilities located in the Toronto area; (3) restaurant and hospitality POS industry currently installed in more than 30 restaurant chains and individual restaurants located primarily in the Province of Ontario with some installed in the Province of Alberta; and (4) educational which includes many of the top private schools and community colleges in Ontario.

         At this stage of our development, we are still a relatively small player in the Canadian marketplace. However, we believe that we have the structure and the strategic plan which we expect will allow us to become a significant player in the Canadian IT systems and services business. We are not yet measuring market share in either the corporate or institutional field. On the POS side for the hospitality industry, our market share, with over

1,000 installations, is still in the single digit range. We have made significant strides in penetrating the Ontario private school and community college markets. Although we have secured many of the top name institutions as our clients, our market share is also still in the single digit range.

         We further intend during the current fiscal year to add sales representatives to the Toronto and southwestern Ontario territory, focus prospect exposure on our service including IBM and Compaq warranty service, refine or improve our electronic presence with emphasis on small and medium business, consider expansion beyond the boundaries of Ontario and Canada and provide educational services to our client base.

(i)      Competitive Business Conditions

         We have the ability to provide our clients with either a MIAD custom assembly system or with name brand resales. We do not typically compete with major name brand companies such as IBM, Compaq, Toshiba or Hewlett-Packard since we provide a custom assembled system to our clients' specifications. In such situations, it is the customization package and not price considerations that enable us to attract and maintain customers. When we do compete with a Dell or Gateway, we have certain competitive disadvantages such as their materially greater financial resources, name recognition, buying power and sales to the retail market place (such as Gateway through its retail stores). Size, however, does have its limitations. Unlike our major, well-financed and well-known competitors, we are able, due to our smaller size, to work face-to-face with our customers and develop working, personal relationships. We do not have the additional expense of carrying inventories and we can, if necessary, provide a faster delivery time in most instances.

         When our role is reselling, high-end name-brand services (such as IBM and Compaq), to clients and potential clients, we find ourselves competing with other resellers such as EDS/Systemshouse, Quiet Touch Computers, GE Capital Corp., Microage, Compugen, etc. We believe that we are competitive with these resellers because of our authorizations to service several of the brand name lines such as IBM and Compaq and our ability to provide technical support and education services. These factors enable us to effectively compete with larger, better financed companies. We also work closely with our educational clients to experiment with new technologies for their businesses and work with educational associations to secure special prices and configurations for these clients. In addition, we also offer our clients technical training services. We believe that these additional services provides us with a competitive edge over our competitors and what sets us apart.

(j)      Sources of Supply

         For our "build-to-order" MIAD ULTRA(R) line of business computers, we purchase name brand quality products from manufacturers such as Intel, Quantum, ATI, Seagate, Maxtor, Panasonic, Acer, LG Electronics, Fujitsu, and others. Our purchase of these components is based on price, service and availability from among a number of distributors based in the Toronto area. These distributors include Merisel Canada, Supercom, Scan Tech, Bell Micro Products, Ingram Micro Canada, GB Micro, Tech Data Canada.

         When we supply high end servers from IBM, Microsoft, Hewlett-Packard, Compaq and others, we also acquire the products based on prices, service and availability primarily from the larger international distributors in the Toronto area (Merisel Canada, Ingram Micro Canada, Tech Data Canada, etc.). Supplies for brand name products from major vendors such as IBM, Compaq, etc. are readily available from the major distribution companies in Canada, including Ingram Micro Canada which is the largest in Canada. The major vendors supply the distributors who, in turn, supply major vendor approved resellers such as MIAD.

         For components required for the ULTRA(R) "build-to-order" model, some of the peripheral products are identical to those found on the IBM and Compaq systems and are available from the distributors. More unique devices, such as cases and memory, are available from component suppliers. The computer products and accessories that we provide our clients are obtained by us directly from the manufacturer. This is similar to the manner in which an automobile dealer acquires service parts and products from the automobile manufacturer such as Ford or General Motors.

         Shortages of supply typically are not company specific but rather industry-wide and are generally caused by natural disasters such as the earthquakes in Taiwan last year that affected chip production on a worldwide basis.

(k)      Dependence on Major Customers

         Our current customer-base is well diversified and spans multiple industry groups. These include major corporate, institutional, mutual fund, hospitality industry and POS, and educational customers.

         With a focus on specific industries, we have grown our client-base by concentrating on penetration of each of the specific industry groups. In the fiscal year ended September 30, 2001, 360 Networks, Inc. accounted for 36% of our revenue. No other single client represents 10% or more of our revenue.

(l)      Intellectual Property

         We do not have any patents but rely upon licenses from the companies whose products we purchase. For our MIAD ULTRA(R) line of "build-to-order" business computers, we are authorized by a non-exclusive license agreement with IBM to use IBM's licensed patents for personal computers and servers for which we pay IBM an annual fee.

         The name of our "build-to-order" business computer, the MIAD ULTRA(R), is trademarked in Canada. There are currently no plans to trademark the MIAD ULTRA(R) line in the United States although we may decide to do so at a later date.

(m)      Government Approval Regulation and Environmental Compliance

         In Canada, computer systems and computer components must be CSA (Canadian Standards Association ) certified. This certification is virtually the same as the Underwriters Laboratories (UL) certification in the United States. We only purchase systems and components that are CSA certified.

         We are subject to Canadian provincial and federal laws governing our relationship with employees, including minimum wage requirements, overtime, working and safety conditions requirements. We presently are not the subject of any governmental proceeding and we are currently in compliance with provincial and federal regulations in Canada.

(n)      Research and Development

         We do not perform research and development ("R & D") in the traditional sense. Rather, our R&D activities are primarily focused on researching/evaluating/sourcing, and quality improvements for the products that we integrate into our MIAD ULTRA(R) "build-to- order" business computer systems. This R&D activity is conducted in the technical lab on our premises.

(o)      Employees

         As of the date of this filing, we employ 14 persons (of which 12 are full-time employees). None of our employees are covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

ITEM 2.  PROPERTIES

         Our facilities are located at 43 Rivera Drive, Unit 6, Markham, Ontario, Canada. The facility is a modern, secure, industrial brick and concrete block building. We currently occupy 9,975 square feet of warehouse, assembly, service and office space. The current lease expires in November 2005. Our monthly rent is $6,650 (Canadian including taxes) per month.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings. There has never been a bankruptcy or receivership proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our Annual Meeting of Shareholders was held on April 24, 2001. At the meeting, the shareholders considered and (i) approved the Company's stock option plan adopted by the Board of Directors in June 1999 (the "Plan"), (ii) ratified options previously granted pursuant to the Plan, (iii) ratified the appointment of the Company's independent auditors for the 2002 fiscal year, (iv) elected directors to serve until the next meeting of shareholders, (v)approved certain amendments to the Company's by-laws, (vi) approved a special resolution empowering the directors to determine the number of directors of the Company and the number of directors to be elected at each annual meeting or by annual resolutions of shareholders, and (vii) ratified, confirmed and approved all actions undertaken by the Board during the fiscal years ended September 30, 2000 and 1999 and through the date of the meeting.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock currently trades on the over-the-counter bulletin board (OTC:BB) under the trading symbol "MIADF". From June 1999 until our listing on the OTC:BB in November 2001, we traded in the "pink sheets" under the trading symbol "MIAD". The following table sets forth the high and low bid prices of our common stock (USD) for each calendar quarter and subsequent interim period since our common stock commenced actual trading, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

1999                                                High              Low
----                                                ----              ---
Quarter ended June 30                              $1.00             $1.00

Quarter ended September 30                          1.50              1.00

Quarter ended December 31                           2.375             1.375

2000
----
Quarter ended March 31                              2.375             2.1875

Quarter ended June 30                               3.25              2.375

Quarter ended September 30                          2.80              2.6825

Quarter ended December 31                           2.75              2.75

2001
----

Quarter ended March 31                              2.00              1.25

Quarter ended June 30                               2.00              1.96

Quarter ended September 30                          2.25              1.75

Quarter ended December 31                           2.25              1.75


         There can be no assurances that an active public market for the common stock will develop or be sustained.

Holders:
-------

         As of September 30, 2001 there were 3,711,400 shares issued and outstanding and 26 shareholders of record. We also have warrants outstanding which, if exercised would result in the issuance of an additional 616,600 shares of our restricted common stock.

Dividends:
----------

         We have not declared any dividends. There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company's assets do not limit its ability to pay dividends.

         The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company's assets, after payment of the liabilities, is less than the aggregate of the Company's liabilities and stated capital of all classes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the matters discussed in this report are by their nature forward-looking. For the reasons stated in this report or our SEC filings, or for various unanticipated reasons, actual results may differ materially. Our operating results may fluctuate on a quarter-to-quarter basis as a result of a number of factors, including the competitive and economic factors affecting the Canadian market, production and assembly delays or difficulties, and the degree of acceptance that the Company's products achieve during the year.

         All figures stated herein are in Canadian dollars.

Twelve months ended September 30, 2001 compared to same period in 2000

RESULTS OF OPERATIONS
---------------------

         Revenues
         --------

         For the fiscal year ended September 30, 2001, our revenues increased by approximately 4% from $7,802,650 in the same period in 2000 to $8,085,766. Although MIAD experienced dramatic growth in the first half of the fiscal year, the problems arising from the slowing economy in the United States and Canada were exacerbated following the terrorist attacks in the U.S. on September 11, 2001. These factors, coupled with the Company's largest client filing Chapter 11 midyear, contributed to the reduced Company revenues in the last two quarters of the fiscal year. The net effect was a marginal revenue increase over last year. The economic forecasts for the last calendar quarter of 2001 and the first few months of 2002 indicate decreased demand for desktop, laptop and server computer systems and services even for the largest firms such as IBM, Compaq, etc. MIAD expects similar results over the same period.

         Due to the downturn in the economy, MIAD has taken steps which management believes will minimize the impact of the declining economy on its business and prepare it for the anticipated upturn in the first half of calendar 2002. These steps include securing additional service and product authorizations from top name suppliers and investing in technical staff training. MIAD has also been appointed by the Canadian Association of Independent Schools, which is comprised of 73 schools, to negotiate on its behalf with the major hardware and software vendors for its upcoming multimillion dollar procurement program in the late spring 2002. MIAD has also developed an enhanced web presence for the Company which includes e-business capability that allows clients to order supplies on-line directly from the Company. Revenues from value-added services for the fiscal year ended September 30, 2001 comprised less than 4% of total revenues for the period and are considered immaterial. Industry trends over the past three years have dramatically changed the mix of MIAD product sales. In fiscal 2001, MIAD's revenues from the custom assembled ULTRA line accounted for 12% of total revenue as compared to 25% of its total revenue in the 2000 fiscal year and 45% of total revenue in the 1999 fiscal year. This trend is partially due to the fact that the pricing differential between the major brands (IBM, Compaq, etc.) and the custom vendors (Dell, Gateway and MIAD ULTRA), which had been significant, has narrowed at a very rapid rate. The economic downturn has also contributed to the competitive pressures on pricing and margins. MIAD has a lower profit margin on major vendor products which it resells, particularly laptop computers. Management expects that revenues from service activities will, to a limited extent, offset some of the lost revenues from product sales. Further, since margins from service activities are currently higher than those from product sales, it is anticipated that current gross margins can be maintained although this cannot be assured.

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales increased 12% to $1,185,122 in the twelve months ended September 30, 2001 from $1,052,637 in the comparable period in 2000. The gross profit on product sales is 14.7% in fiscal 2001 compared to 13.5% in the comparable period in fiscal 2000. Our margin was affected positively by the increased amount of services provided which carry a higher intrinsic margin. License fees payable to IBM for the fiscal year ended September 30, 2001 were $18,000 compared to $16,500 in the fiscal year ended September 30, 2000. Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.

         Operating Expenses
         ------------------

         Operating expenses increased to $1,393,348 (17% of revenue ) for the twelve months ended September 30, 2001 from $1,200,895 ( 15% of revenue) in fiscal 2000. This total dollar and percentage increase is partially attributable to the salaries and travel expenses of the additional sales staff and sales commissions. Operating costs were significantly affected by the Company's investments in technical training, web and e- commerce development as well as the Company's professional expenses incurred in becoming a reporting company. Interest expense decreased from $21,294 in fiscal 2000 to $15,913 in fiscal 2001due to the reduction in loans payable.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had cash on hand of $520,396 compared to $259,977 as of the same date in 2000. The net working capital for fiscal 2001 was ($28,475) compared to the net working capital for fiscal 2000 of $124,771 reflecting a decrease in net working capital of $153,246. This decrease was due to our operating losses for the year. During the twelve months ended September 30, 2001, we used

$268,589 for operating activities compared to generating $19,525 for the same period in fiscal 2000. Cash flow from financing activities decreased from $264,343 in the comparable period in fiscal 2000 to $1,307 in the twelve month period ended September 30, 2001 due to the reduction in equity raised through conversion of warrants net of loan repayments. Fixed asset additions were essentially unchanged from $9,307 in fiscal 2000 to $9,477 in the year ended September 30, 2001.

         Two suppliers have security interests subordinate to any bank security interest for all of the assets of the Company. The total amount owed to these two suppliers at year end September 30, 2001 was $969,313. MIAD's president has personally guaranteed all the debts owing to Ingram Micro Canada, Inc., one of the two suppliers. In addition, as of June 30, 2001 the loan from Metcan Technologies had been repaid.

         Management believes that MIAD has sufficient cash and cash equivalents to satisfy its capital needs for the current fiscal year ending September 30, 2002. MIAD does not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments for the next fiscal year. The Company's liquidity is derived primarily from cash flow from sales and external sources. The Company's external sources of liquidity consist of the possible exercise of outstanding warrants which would result in additional working capital, a possible increase in the lines of credit with major distributors and possible bank financing. No assurance can be given that additional warrants will be exercised by warrant holders. In addition, increases in lines of credit with major distributors or bank financing, if sought, may not be available, or if available, the terms may not be satisfactory to the Company.

Twelve months ended September 30, 2000 compared to same period in 1999

RESULTS OF OPERATIONS
---------------------

         Revenues
         --------

         For the year ended September 30, 2000 our revenues increased by 144% from $3,199,057 in the same period in 1999 to $7,802,650. This increase is attributable to the results achieved by the sales representatives and senior sales executive we added in the last half of fiscal 1999 and the first quarter of fiscal 2000. Sales activities were facilitated by MIAD's enhanced availability of computer system authorizations as well as the additional service authorizations obtained by the Company during the year. Our increased sales coverage generated a significant number of new major corporate and educational accounts. The revenue increase is also due to our focus on promoting high- end servers, workstations and laptop systems, particularly from Compaq and IBM which were sold to the customer base during the period. Revenue from value-added services for the fiscal year ended September 30, 2000 comprised less than 4% of total revenues for the period and are considered immaterial.

         Since 1998, industry trends in Canada and the U.S. have changed MIAD's product mix. In fiscal 2000, MIAD's revenues from the ULTRA(R) line accounted for 25% of its total revenue as compared to 45% of total revenue in the 1999 fiscal year. This trend is partially due to the fact that the pricing differential between the major brands (IBM, Compaq, etc.) and the custom vendors (Dell and Gateway), which had been significant, is narrowing at a very rapid rate. This was especially true in the fourth quarter of calendar 2000 due to the unexpected and dramatic decline in demand for computer systems. In addition, MIAD has a lower profit margin on major vendor products which it resells, particularly laptop computers.

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales increased 38% to $1,052,637 in the twelve months ended September 30, 2000 from $761,905 in the comparable period in 1999. The gross profit on product sales is 13.5% compared to 23.8% in the comparable period in 1999. This margin reduction was due to the significantly higher proportion of IBM and Compaq sales in the current fiscal year, particularly of laptops which carry a lower profit margin than our ULTRA(R) line which also represented a higher percentage of our total revenue in the comparable period in 1999. License fees payable to IBM for the fiscal year ended September 30, 2000 were $16,500 and $11,250 for the fiscal year ended December 31, 1999. Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.

         Operating Expenses
         ------------------

         Operating expenses increased to $1,200,895 (15% of revenue) for the twelve month period ended September 30, 2000 from $899,348 (28% of revenue) in 1999. This total dollar increase is primarily attributable to the additional costs associated with the salaries and travel expenses of the additional sales staff and sales commissions resulting from our increased revenues in the period. The percentage reduction is due to the higher productivity of the organization, particularly the sales staff in the fiscal year ended September 30, 2000. Interest expense decreased from $28,040 in the 1999 period to $21,294 in the year ended September 30, 2000 due to the reduction in loans payable.

         In fiscal year 1999 a long-standing client of the Company encountered severe financial difficulties, became insolvent and ceased all operations. As a result, the Company was unable to collect the debt of approximately $61,000 and it was ultimately written-off.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000 we had cash on hand of $259,977 compared to $24,466 as of the same date in fiscal 1999. The net working capital for fiscal 2000 was $124,771 compared to the net working capital for fiscal 1999 of $(47,774), reflecting an increase in net working capital of $172,545. This increase was due to the net cash proceeds received from the exercise of warrants in the amount of $351,866 and the net increase in accounts receivable of $155,304 as of the September 30, 2000 year end. During the twelve month period ended September 30, 2000 we used $19,525 for operating activities compared to $27,085 for the same period in 1999. Cash flow from financing activities increased from $59,746 in the comparable period in 1999 to $264,343 in the twelve month period ended September 30, 2000 due to the additional equity raised through conversion of warrants net of loan repayments. Fixed asset additions were essentially unchanged from $9,631 in 1999 to $9,307 in the year ended September 30, 2000.

         The loan payable from Metcan Technologies, Inc. is secured by a general security agreement covering MIAD's accounts receivable and inventory. In addition, two other suppliers have security interests subordinate to that of Metcan Technologies and any bank security interest for all of the assets of the Company. The total amount owed to the two suppliers at the year ended September 30, 2000 was $968,000. As of June 30, 2001, the loan from Metcan Technologies had been repaid. MIAD's president has personally guaranteed all of the debts owing to one of these suppliers, Ingram Micro Canada, Inc.

Recent Accounting Pronouncements

         "Statement of Financial Accounting Standard" ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001.

         The Company has identified no embedded derivative instruments requiring separate accounting treatment engage in hedging activities.

         Staff Accounting Bulletin No. 101 provides guidance for applying generally accepted accounting principles to revenue recognition in financial statements filed with the SEC. For transactions that are addressed within the scope of GAAP, revenue recognition should be recognized in accordance with GAAP. For transactions not explicitly addressed by GAAP, Staff Accounting Bulletin No. 101 requires that all of the following conditions should be met: persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and that collectability is reasonably assured. Staff Accounting Bulletin No. 101 does not have a material effect on the Statement of Operations of the Company.

         The Company requires that a quote be kept on file for billing purposes. Once a quote is accepted by a customer, the Company requests a purchase order showing the products and the quoted price. Evidence of an arrangement exists as a quote and a purchase order from the customer also exists. The Company invoices its customers when it ships the products. The products are shipped using a common carrier. The Company ships FOB our warehouse and the customer is deemed to have received the goods once they have left our warehouse. The price is fixed by a quotation from the Company and purchase order from the customer stating the products and the pricing. Collection is reasonably assured as the Company has performed a credit check on the customer and the customer and the Company have discussed the products and their intended use, so there is little chance of the products being returned due to incompatibility. The above satisfies the SAB No. 101 on revenue recognition.

         In July 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 changes certain accounting methods used for business combinations. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, goodwill and certain other intangible assets will no longer be amortized, but will now be tested for impairment at least annually, and expensed only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement is permitted for certain companies with a fiscal year beginning after March 15, 2001.

         MIAD is currently evaluating these statements but does not expect that they will have a material impact on its financial position, results of operations, or cash flows.

Forward-Looking Statements
--------------------------

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995(the "Reform Act"), the Company is providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements an financial statement schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

         There have been no changes or disagreements with our accountants on accounting and financial disclosure.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         (a) Identification of Directors and Executive Officers
             --------------------------------------------------

         As of September 30, 2001, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer and the expiration of their terms as directors are as follows:

                                                                                       Period Served as
Name                         Age                Position                               Director
----                         ---                --------                               --------
Michael Green                58                 President, Chief Executive             Since
                                                Officer and Director                   November 1996

Adrienne Green               61                 Secretary and Director                 Since December
                                                                                       1998*

Joseph Misetich              63                 Vice-President, Senior                      N/A
                                                Sales Executive

-------------
* Ms. Green also served as a director from March 1993 to November 1996. She resigned as an officer and director on December 3, 2001.

         Michael Green has been our President and Chief Executive Officer and Managing Director of our Board of Directors since September 1998. A chartered accountant by training, Mr. Green has extensive experience in sales, marketing and finance of computer products in Canada. From 1993 until September 1998, Mr. Green was our Business Development Manager and was our only direct sales representative in our early years of development. Mr. Green was President of Technical Logistics Systems, a Canadian distributor of specialized printers and computers from 1983 to 1992 when he joined Adrienne Green, his sister, to form MIAD Systems Ltd. in 1993. From 1977 to 1983 he was one of the founders of ESSNA Ltd., the distributor of Epson printers in Canada. From 1968 to 1972, Mr. Green was an accountant with Price Waterhouse. After completing his required program for licensing as a chartered accountant at Price Waterhouse, Mr. Green became controller of Mercedes-Benz Canada from 1972 to 1974, then Controller of Memorex Canada (a computer peripheral products company) from 1974 to 1977. Mr. Green obtained his Bachelor of Arts degree from the University of Toronto and his Chartered Accountant Certification in Ontario with Price Waterhouse.

         Adrienne Green has been our Secretary since March 1993, a director since December 1998, and was our President from March 1993 to September 1998. She also served as a director from March 1993 to November 1996. In March 1993, she joined Michael Green, her brother, to form MIAD Systems Ltd. In 1990, she joined Fourth Party Maintenance Inc. as administrator. Ms. Green is an educator by profession, specializing in teaching French in the Toronto school system from 1960 to 1990. Ms. Green obtained her Bachelor of Arts Degree from the University of Toronto, Trinity College.

         Joseph Misetich is Vice-President and Senior Sales Executive since October 1999. Mr. Misetich's career in the Canadian IT industry spans over 40 years. He was President and Business Development Manager at Clove Computers Ltd., a Toronto based microcomputer reseller from 1985 to October 1999. After IT operations responsibilities at the Canadian National Railroad, Mr. Misetich, starting in 1970, progressed through sales positions at Pertec Canada and Motorola Computer Systems Canada.

         All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

          Involvement in Certain Legal Proceedings:

         None of our officers, directors, promoters or control persons have been involved in the past five (5) years in any of the following:

         (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         (4) Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.


         (b) Directorships
             -------------

         None of the Company's executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the "Exchange Act") or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.


         (c) Identification of Certain Significant Employees
             -----------------------------------------------

         None


         (d) Family Relationships
             --------------------

         Michael Green, our President and Chief Executive Officer and a director, and Adrienne Greene, our Secretary and a director, are brother and sister.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation of our management for the past three fiscal years. Michael Green, our President and Chief Executive Officer and Joseph Misetich, our Vice-President and Senior Sales Executive were the only members of our management that earned more than $100,000 in the year ended September 30, 2001 and 2000. Michael Green was the only officer to earn more than $100,000 in the year ended September 30, 1999.

                                                  Summary Compensation Table

                                                                              Long Term Compensation
                                                                              ----------------------
                                   Annual Compensation                        Awards                            Payouts
                                   -------------------                        ------                            -------
Name and                                                    Annual                                                         Other
principal         Calendar      Base                        compen-      Restricted         Under-lying      LTI           Comp-
position          Year          Salary        Bonus         sation       Stock Awards       Options          Pay-outs      ensation
--------          ----          ------        -----         ------       ------------       -------          --------      --------
Michael           2001          180,000       15,000        195,000      none               none             none          none
Green
President         2000          180,000       26,000        206,000      none               none             none          none
CEO and
Director          1999          135,000       15,000        150,000      none               none             none          none


Adrienne          2001          77,000        5,000         82,000       none               none             none          none
Green
Secretary and     2000          77,000        5,000         82,000       none               none             none          none
Director
                  1999          77,000        5,000         82,000       none               none             none          none


Joseph            2001          57,000        92,500        149,500      none               none             none          none
Misetich
Vice              2000          50,000        92,300        142,300      none               none             none          none
President
(1)               1999          12,500        5,100         17,600       none               none             none          none

----------------
1) Mr. Misetich did not join us until October 1999.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         All reports required by Section 16(a) of the Exchange Act were not timely filed by all directors and beneficial owners of more than ten (10%) percent of any class of equity securities of the Company registered pursuant to
Section 12 of the Act. The Form 3 for each of Messrs. Green and Misetech and for Ms. Green were filed in November 2001.


Option Grants in 2001
---------------------

         None

Aggregated Option/SAR Exercises and Fiscal Year End Options/SAR Value Table
---------------------------------------------------------------------------

         None

Long Term Incentive Plan ("LTIP") Awards Table
----------------------------------------------

         None

Compensation of Directors
-------------------------

         None


Employment Contracts and Termination of Employment and Change of Control
------------------------------------------------------------------------
Arrangements
------------

         (a)  Employment Agreements

    Mr. Green currently has a one year employment agreement that provides for an annual salary of $200,000 (Canadian) per year. He also is entitled to earn a sales commission at the rate of $5,000 for each $1,000,000 of sales achieved by us in the fiscal year up to the first $10,000,000 of sales. If sales exceed $10,000,000, he will receive a bonus of $20,000. For sales above $10,000,000, his bonus will be $12,000 for each $1,000,000 of sales. Mr. Green also will be entitled to receive a bonus of 4% of our pre-tax profit. The employment agreement also provides a covenant by Mr. Green that he will not compete with or solicit any business of MIAD for a three year period from October 1, 2000. This employment agreement was extended for an additional one year term and expires on September 30 2002. In addition, Mr. Green has personally guaranteed all debts owing to Ingram Micro Canada, Inc., one of MIAD's major suppliers.

         Mr. Misetich has a one year employment agreement that provides for an annual salary of $60,000 (Canadian per year). He is entitled to earn sales commission based on his personal sales and a bonus based on the profitability of business closed. The employment agreement also provides a covenant that Mr. Misetich will not compete with or solicit any business of MIAD for a one year period from October 2, 2000. This employment agreement was extended for an additional one year term and expires on September 30, 2002.

         (b) Termination of Employment Agreements

                  None

          (c) Change of Control Arrangements

                  None


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners
             -----------------------------------------------

         The following information relates to those persons who are the beneficial owners of five percent or more of our outstanding voting common stock:

Title of                Name and Address of                 Amount and Nature of
Class                   Beneficial Owner                    Beneficial Owner (1)            Percentage of Class (2)
-----                   ----------------                    ----------------                -------------------
Common                  Michael Green                       1,960,000                       52.8%
                        178 Ridley Blvd.
                        Toronto, Ontario, Canada

Common                  Adrienne Green                        490,000                       13.2%
                        5096 Bloomington Road
                        Stouffville, Ontario,
                        Canada

---------------
(1)  These shares are directly owned by each individual.

(2) Percentage is based upon 3,711,400 shares of common stock outstanding on September 30, 2001.


         (b) Security Ownership of Management
         ------------------------------------

         The following table has been completed for each of the shares of common stock beneficially owned by our directors, nominees, and executive officers and all officers and directors as a group:


                         Name and Address of            Amount and Nature of
Title of Class           Beneficial Owner               Beneficial Owner (1)           Percentage of Class (2)
--------------           ----------------               --------------------           -----------------------
Common                   Michael Green                  1,960,000                      52.8%
                         178 Ridley Blvd.
                         Toronto, Ontario,
                         Canada

Common                   Adrienne Green (3)             490,000                        13.2%
                         5096 Bloomington
                         Road
                         Stouffville, Ontario,
                         Canada

Common                   Joseph Misetich                85,000                         2.3%
                         6 Allonsius Drive
                         Etobicoke, Ontario,
                         Canada M9C3N5
All officers and                                        2,535,000                      68.3%
directors as a
group (3
persons)

---------------
(1)  These shares are directly owned by each individual.

(2) Percentage is based upon 3,711,400 shares of common stock outstanding on September 30, 2001.

(3)  Ms. Green resigned as an officer and director on December 3, 2001.


Stock Option Plan

         In June 1999 the Board of Directors approved a Stock Option Plan (the "Plan") which authorizes that up to a maximum of 15% of the Company's issued and outstanding common stock is available to be issued under the Plan to those persons who can participate in the Plan in accordance with its terms. The Plan provides that no resident of the United States may be a participant in the Plan unless such participation would not violate any applicable securities or other laws of the United States or any state, territory or possession of the United States.

         Options to purchase an aggregate of 160,000 shares of our common stock were approved by the Board of Directors in June 1999 for two persons and ratified by our shareholders when they approved the Plan at our shareholders meeting held on April 24, 2001. These options have an exercise price of $.20
(USD) per share and are exercisable, in whole or in part, at any time from

April 24, 2001 until June 17, 2004. The exercise price was determined by the Board at a time prior to the Company's common stock being listed for trading in the "pink sheets". In September 2001, the Board granted an option to purchase 40,000 shares of our common stock to one person. These options are exerciseable, in whole or in part, at $1.75 (USD) per share for four years commencing on September 24, 2002. The exercise price was the market price of a share of our common stock on the date of grant.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the past two (2) years, we have not entered into a transaction with a value in excess of $60,000 with an officer, director or beneficial owner of 5% or more of our common stock except as described under Item 4. entitled "Employment Agreements" and as follows:

         In July 2000, we entered into security agreements with each of our two major suppliers. Our President, Michael Green, has personally guaranteed all of the debts owing to Ingram Micro Canada, Inc., one of these suppliers. The amount of the debt guaranteed by Mr. Green to Ingram Micro at September, 2001 was $688,085 (Canadian).


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)      Documents filed as a part of this Report
                  ----------------------------------------

                  See Part F/S below for an index to the Financial Statements attached which are included as an integral part of this Report.

         (b)      Reports on Form 8-K
                  -------------------

                  A report on Form 8-K was filed with the SEC on December 17, 2001.


PART F/S.  FINANCIAL STATEMENTS OF MIAD SYSTEMS, LTD.

           Independent Auditor's Report
           Audited Balance Sheet as of September 30, 2001 and 2000 Audited Statements of Operations for the year ended September 30, 2001 and 2000
           Audited Statement of Shareholders' Equity (Deficit) for the year ended September 30, 2001 and 2000
           Audited Statements of Cash Flows for the year ended
                   September 30, 2001 and 2000
           Notes to Audited Financial Statements

                                INDEX TO EXHIBITS

   3.0    Articles of Incorporation of MIAD Systems Ltd.*
   3.1    Articles of Amendment of Articles of Incorporation*
   3.2    Bylaws*
   4.0    Warrant Certificate*
   10.0   Office Lease dated November 14, 1996*
   10.1   Lease Renewal Agreement dated September 13, 2001
   10.2   Employment Agreement for Michael Green dated October 1, 1999*
   10.3   Renewal Employment Agreement for Michael Green dated October 1, 2001
   10.4   Employment Agreement for Joseph Misetich*
   10.5   Renewal Employment Agreement for Joseph Misetech dated October 1, 2001
   10.6   Stock Option Plan*
   10.7   Security Agreement with Merisel Canada, Inc.*
   10.8   Security Agreement with Ingram Micro Canada, Inc.*

-----------------------------------------------------------------
* Filed as an exhibit to Form 10-SB filed with the SEC on July 10, 2001

                                 SIGNATURE PAGE


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                MIAD  SYSTEMS, LTD.


Date:   January 10, 2002                        By: /s/ Michael A.S. Green
                                                    ----------------------
                                                Michael A. S. Green, President
                                                and Principal Financial Officer




         In accordance with the exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael A.S. Green                          January 10, 2002
----------------------                          ----------------
 President and Director

                               MIAD SYSTEMS LTD.

                              FINANCIAL STATEMENTS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                      AND

                          INDEPENDENT AUDITORS' REPORT

                               MIAD SYSTEMS LTD.

                         INDEX TO FINANCIAL STATEMENTS


                                                                          Page
--------------------------------------------------------------------------------

Independent Auditors' Report                                              F-2

Balance Sheets                                                            F-3

Statements of Operations                                                  F-4

Statement of Shareholders' Equity (Deficit)                               F-5

Statements of Cash Flows                                                  F-6

Notes to Financial Statements                                         F-7 - F-13

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
MIAD Systems Ltd.


We have audited the balance sheets of MIAD Systems Ltd. (the "Company") as at September 30, 2001 and 2000, and the related the statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in Canada. There are no differences between United States GAAP and Canadian GAAP as they relate to the financial statements of MIAD Systems Ltd.; see note 10 for certain disclosure differences.


                                     /s/ Brodeur Dennis Chartered Accountants



                                            Brodeur Dennis Chartered Accountants

Richmond Hill, Ontario
November 27, 2001

                               MIAD SYSTEMS LTD.
                                 BALANCE SHEETS
                          SEPTEMBER 30, 2001 and 2000
                   (All Amounts Expressed in Canadian Dollars)


                                                     ASSETS                            2001                 2000
-------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                      $   520,396           $   259,977
   Accounts receivable, net (Notes 2, 4 and 5)                                        486,367             1,579,327
   Inventories (Notes 2, 4 and 5)                                                     243,856               196,753
   Prepaid expenses                                                                    19,195                27,695
                                                                                  -----------           -----------

         Total current assets                                                       1,269,814             2,063,752

Capital assets (Note 3)                                                                31,375                28,557
                                                                                  -----------           -----------
         TOTAL                                                                    $ 1,301,189           $ 2,092,309
                                                                                  ===========           ===========


                                                 LIABILITIES
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable and accrued charges (Note 5)                                  $ 1,298,289             1,882,490
   Current portion of loans payable (Note 4)                                               --                56,491
                                                                                  -----------           -----------
         Total current liabilities                                                  1,298,289             1,938,981
                                                                                  -----------           -----------

         Total liabilities                                                          1,298,289             1,938,981
                                                                                  -----------           -----------

                                           SHAREHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------------------
Capital stock (Note 6)

   First Preference shares without par value , authorized - unlimited;
          issued and outstanding - Nil
   Common shares without par value, authorized - unlimited; issued and outstanding 3,711,400 at September 30, 2001; 3,673,400 at
         September 30, 2000                                                           590,299               532,501

Deficit                                                                              (587,399)              379,173
                                                                                  -----------           -----------
         Total stockholders' equity (deficit)                                           2,900               153,328
                                                                                  -----------           -----------
         TOTAL                                                                    $ 1,301,189           $ 2,092,309
                                                                                  ===========           ===========




See notes to financial statements

                               MIAD SYSTEMS LTD.
    STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2001 and 2000
                  (All Amounts Expressed in Canadian Dollars)




                                                       2001             2000
-------------------------------------------------------------------------------
Sales, net                                          $ 8,085,766     $ 7,802,650

Cost of sales, net                                    6,900,644       6,750,013
                                                    -----------     -----------

Gross Margin                                          1,185,122       1,052,637
                                                    -----------     -----------

Operating Expenses
   Wages and benefits                                   989,433         854,814
   Salesmen's auto, travel and promotion                167,306         139,859
   Rent                                                  48,103          43,312
   Professional fees                                     54,291          35,397
   Office and general                                    42,330          25,984
   Telephone                                             27,901          24,752
   Insurance                                             18,308          23,770
   Interest on loans payable                             15,913          21,294
   Bank charges                                           8,977           9,157
   Advertising                                            3,507           7,432
   Utilities                                              5,620           5,128
   Bad Debts                                              5,000            (248)
   Depreciation                                           6,659          10,244
                                                    -----------     -----------

Total operating expenses                              1,393,348       1,200,895
                                                    -----------     -----------

Loss before provision for income taxes                 (208,226)       (148,258)
                                                    -----------     -----------

Provision for income taxes                                   --              --
                                                    -----------     -----------

Net loss                                            $  (208,226)    $  (148,258)
                                                    ===========     ===========

Net loss per common share
   Basic and fully diluted (Note 10(i))                   (0.06)          (0.04)

Weighted average common shares outstanding:
   Basic and fully diluted                            3,685,268       3,512,322


See notes to financial statements

                               MIAD SYSTEMS LTD.

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
                  (All Amounts Expressed in Canadian Dollars)


                                                 Common Shares
                                           Shares             Amount             (Deficit)              Total
                                         ---------           ---------           ---------            ---------

Balances September 30, 1999              3,322,500           $ 147,635           $(230,915)           $ (83,280)
   Shares issued for service               110,000              33,000                  --               33,000
   Exercise of warrants                    240,900             351,866                  --              351,866
   Net loss for the year ended
     September 30, 2000                         --                  --            (148,258)            (148,258)
                                         ---------           ---------           ---------            ---------

Balances September 30, 2000              3,673,400             532,501            (379,173)             153,328
   Exercise of warrants                     38,000              57,798                  --               57,798
   Net loss for the year ended
     September 30, 2001                         --                  --            (208,226)            (208,226)
                                         ---------           ---------           ---------            ---------
Balances September 30, 2001              3,711,400           $ 590,299           $(587,399)           $   2,900
                                         =========           =========           =========            =========


See notes to financial statements

                                MIAD SYSTEMS LTD.

                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 and 2000
                  (All Amounts Expressed in Canadian Dollars)



                                                                      2001                      2000
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net loss                                                       $  (208,226)              $  (148,258)
   Adjustments to reconcile net loss to net cash
    used in operating activities
          Depreciation                                                  6,659                    10,244
          Common shares issued for services                                --                    33,000
          Changes in certain assets and liabilities
               Accounts receivable                                  1,092,960                (1,314,352)
               Inventories                                            (47,103)                  (44,045)
               Prepaid expenses                                         8,500                   (25,500)
               Accounts payable and accrued charges                  (584,201)                1,469,386
                                                                  -----------               -----------

Net cash used in operating activities                                 268,589                   (19,525)
                                                                  -----------               -----------
Cash flows from investing activities
   Purchases of property and equipment                                 (9,477)                   (9,307)
                                                                  -----------               -----------
Net cash used in investing activities                                  (9,477)                   (9,307)

Cash flows from financing activities
   Repayment on loans payable                                         (56,491)                  (87,523)
   Net proceeds from private placement                                 57,798                   351,866
                                                                  -----------               -----------
Net cash provided by financing activities                               1,307                   264,343
                                                                  -----------               -----------
Net increase in cash and cash equivalents                             260,419                   235,511

Cash and cash equivalents at beginning of year                        259,977                    24,466
                                                                  -----------               -----------

Cash and cash equivalents at end of year                          $   520,396               $   259,977
                                                                  ===========               ===========

Supplemental Disclosure of Cash Flow Information

   Interest paid in cash during the period                        $    15,913               $    21,294
                                                                  ===========               ===========
   Income taxes paid in cash during the period                    $        --               $        --
                                                                  ===========               ===========


See notes to financial statements

                               MIAD SYSTEMS LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2001 and 2000
                  (All Amounts Expressed in Canadian Dollars)


1. Description of Business
--------------------------------------------------------------------------------

      MIAD Systems Ltd. (the "Company") was incorporated in 1993 under the laws of the Province of Ontario and is primarily engaged in computer manufacturing, distribution and integration, network design, implementation and support.

2. Significant Accounting Policies
--------------------------------------------------------------------------------

   Basis of Accounting

      These financial statements are prepared in accordance with Canadian generally accepted accounting principles ("GAAP") which differ in certain respects with United States GAAP. United States GAAP disclosure requirements are presented in Note 10.

   Allowance for Doubtful accounts

      At September 30, 2001 and 2000, the allowance for doubtful accounts on accounts receivable was $5,000 and Nil respectively.

   Capital Assets and Depreciation

      Capital assets are recorded at cost less accumulated depreciation. The useful lives of internal computers is eight years. The useful live of furniture and fixtures is eight years. Depreciation based upon the estimated useful lives of the assets is calculated as follows.

                   Office Equipment     - 30% declining balance method
                   Computer equipment   - 30% declining balance method

   Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company periodically maintains cash balances in financial institutions in excess of insured limits.

   Concentrations of Credit Risk

      The company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. During fiscal year ended September 30, 2001, one customer accounted for 36% of the Company's revenue and had a nil balance in accounts receivable at year end. No single customer accounted for 10% of the accounts receivable at September 30, 2001. During the fiscal year ended September 30, 2000 , one customer accounted for 13% of the Company's revenue and 49% of the accounts receivable at year end and another customer accounted for 14% of the Company's Revenue accounted for 9% of the accounts receivable at year end.

   Foreign Currency Transactions

      Monetary assets and liabilities denominated in a foreign currency are translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date.

                               MIAD SYSTEMS LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2001 and 2000
                  (All Amounts Expressed in Canadian Dollars)


2. Significant Accounting Policies Continued
--------------------------------------------------------------------------------

   Fair Value of financial instruments

      Cash, receivables, and accounts payable and accrued charges are reflected in the financial statements at fair value due to the short term maturity of those instruments. The fair values of the company's loans payable are the same as the recorded amounts because rates and terms approximate current market conditions.


   Inventories

      Inventories are valued at the lower of cost or net realizable value, with cost being determined on an average cost basis. As at September 30, 2001 and 2000, inventory by major classification was as follows: 2001 2000

                                                  2001                2000
                                                  ----                ----

                    Finished goods            $  50,894           $  14,103
                    Component parts             192,962             182,650
                                                -------             -------
                                              $ 243,856           $ 196,753
                                              =========           =========

   Net Loss per Common Share

      Basic net loss per share is computed by dividing net loss available to the common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all dilutive securities convertible into common shares.

   Revenue Recognition

      Revenues from the sales of products are recognized upon shipment and when all significant contractual obligation have been satisfied and collection is reasonably assured. The company ships products FOB our warehouse and uses common carriers to deliver the goods. Provision is made for an estimate of product returns and doubtful accounts and is based on historical experience.


      Revenue from the sales of software is recognized at the date of shipment to customers. The company ships software products FOB our warehouse and uses common carriers to deliver the goods.

      Revenue from network installations are recognized after the completion of the installation.

   Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in Canada requires the Company's management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years presented. Actual results could differ from those estimates.

                               MIAD SYSTEMS LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2001 and 2000
                  (All Amounts Expressed in Canadian Dollars)


3. Capital assets
--------------------------------------------------------------------------------

                                             Accumulated        Net        Net
                               Cost          Depreciation       2001       2000
                            ----------------------------------------------------

   Office equipment         $  51,081       $  34,788      $  16,293   $  19,734
   Furniture and fixtures      35,215          20,133         15,082       8,823
                            ----------------------------------------------------
                            $  86,296       $  54,921      $  31,375   $  28,557
                            ====================================================

During the year ended September 30, 2001, the Company charged depreciation of $6,659 and during the year ended September 30, 2000 charged depreciation of $10,244.


4. Loans Payable                                           2001          2000
--------------------------------------------------------------------------------


   (i)  Metcan Information Technologies                  $     --     $  101,000
        Repayments monthly of $6,664 blended principal and interest at 15% per annum
        Matures July 31, 2001

   (ii) 636090 Ontario Limited                                 --         43,014
        Repayments of $5,000 blended principal
        and interest at 15% per annum
        Matures June 30, 2000
                                                         -----------------------
Total Debt                                                     --        144,014

Less: Current Portion                                          --         79,014
                                                         -----------------------
Long term Debt                                           $     --    $    65,000
                                                         =======================

   The above loans were secured by a General Security Agreement covering accounts receivable and inventory.

5. Accounts payable
--------------------------------------------------------------------------------

   During 2000, the Company signed General Security Agreements with two of its suppliers granting security over all of the assets of the company ranking after Metcan Information Technologies Inc.'s General Security Agreement and after any banking security. One supplier is owed $688,085 and the second supplier is owed $281,228. The company purchases the majority of its products from these two suppliers. The president of the company has personally guaranteed all debts owing to one of the suppliers.

                               MIAD SYSTEMS LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2001 and 2000
                  (All Amounts Expressed in Canadian Dollars)



6. Capital Stock
--------------------------------------------------------------------------------

i) In October 1999, 25,000 common shares were issued for past services with an aggregate consideration of $5,000 U.S. ($7,500 Cdn.) and 85,000 common shares were issued to an officer as incentive to execute an employment agreement with an aggregate consideration of $17,000 U.S. ($25,500 Cdn.)

ii) During the year ended September 30, 2000, 240,900 common shares were issued on the exercise of 240,900 warrants for the aggregate consideration of $240,900 U.S. ($351,866Cdn.). At September 30, 2000, 654,600 warrants remain outstanding.


iii)During the year, 38,000 common shares were issued on the exercise of 38,000 warrants for the aggregate consideration of $38,000 U.S. ($57,798 Cdn,). At September 30, 2001, 616,600 warrants remain outstanding

iv) The Company is authorized to issue an unlimited number of shares of common stock without par value (which is the common form of incorporation in Canada), of which 3,711,400 shares are issued and outstanding as of September 30, 2001. The holders of common stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of shareholders is taken. The holders of the common stock do not have any preemptive rights to subscribe for or purchase any shares of any class of stock.

    The company is authorized to issue an unlimited number of first preference shares without par value of which none are issued and outstanding. The shares may be issued in one or more series with the designation, rights, privileges, restrictions and conditions to be fixed by the board by articles of amendment to the certificate of incorporation which must be approved by special resolution of the shareholders.

    The Company has authorized common stock purchase warrants which entitle the holder to purchase one share of restricted common stock at an exercise price of $1.00 U.S. per share at any time prior to March 31, 2002. Until exercised, holders of the warrants have none of the rights of shareholders of the company.

7. Tax Losses
--------------------------------------------------------------------------------

   The Company has unrecorded non-capital income tax loss carryforwards that may be used to reduce future tax liabilities. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, the Company has not recorded any net benefit of the loss carryforwards. These losses will expire in the following years:

                      2003       $  92,000
                      2006       $ 126,000
                      2007       $ 123,000
                      2008       $ 195,000

                               MIAD SYSTEMS LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2001 and 2000
                  (All Amounts Expressed in Canadian Dollars)


8.  Lease Obligations
--------------------------------------------------------------------------------

    The company is committed under various lease agreements as follows;

i)  Premises

    The Company's rent expense for the year ended September 30, 2001 was $48,103 and the rent expense for the year ended September 30, 2000 was $43,312. The Company has negotiated an extension to the current lease for a term of four years ending November 30, 2005 at a rent of approximately $7,000 per month.

ii) Vehicles

    The Company is leasing three vehicles at aggregate annual costs of approximately $36,000. These leases expire at varying dates.

9.  Licencing Agreement
--------------------------------------------------------------------------------

    The company entered into a licencing agreement with International Business Machines Corporation (IBM) whereby the company has nonexclusive rights to sell certain licensed products in Canada. The company is required to pay flat annual fee for this right. The company paid $18,000 for fiscal 2001 and $16,500 for fiscal 2000.

10. United States GAAP Disclosure Requirements
--------------------------------------------------------------------------------

(i) Net Loss Per Common Share
--------------------------------------------------------------------------------

    Under United States GAAP, SFAS No.128, "Earnings Per Share", requires the companies to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. The statements also requires dual presentation of basic and fully diluted EPS for all entities with complex capital structures. For the years ended September 30, 2001 and September 30, 2000, basic and diluted weighted average common shares include only common shares outstanding. The inclusion of stock warrants and the stock option plan would be antidilutive and as a result are not included. The stock warrants, if exercised would have increased common shares outstanding at September 30, 2001 and September 30, 2000 by 616,600 and 654,600 shares, respectively.

(ii)Revenue Recognition
--------------------------------------------------------------------------------

    The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition. Revenue from Software license fees is recognized when there is evidence of an arrangement, the product has been shipped, fees are fixed and determinable and the collection of the related receivable is probable.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This SAB provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements and is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The SAB No. 101 draws on the existing accounting rules and defines the basic criteria that must be met before we can record revenue. The impact of adopting SAB 101 did not have a significant effect on the results of operations or financial position.

                               MIAD SYSTEMS LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2001 and 2000
                  (All Amounts Expressed in Canadian Dollars)


(iii) Freight Costs
--------------------------------------------------------------------------------

    Freight costs incurred for delivering goods to customers are included in cost of goods sold and amounted to $40,066 and $ 51,151 in 2001 and 2000, respectively. The Company generated $24,081 and $21,014 of freight revenues recharged to customers in 2001 and 2000, respectively, and these amounts are included in sales.

(iv)Statement of Comprehensive Income
--------------------------------------------------------------------------------

    In Accordance with SFAS No. 130, "Reporting Comprehensive Income", the Company is required to report its comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. A statement of comprehensive income is not presented since the Company has no items of the comprehensive income. Comprehensive income is the same as net income for the years presented herein.

(v) Equity Based Compensation
--------------------------------------------------------------------------------

    The company stock option plan authorizes the granting of stock options to employees. Under the plan, the exercise price of the option equals the market price of the the Company's stock on the grant date. The option vests equally over four years with a maximum term of ten years.

    The Company currently accounts for its equity based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No.123, accounting for stock based compensation, it has elected only to comply with disclosure requirements in SFAS No.123, which include disclosing pro forma net income as if the fair value based method of accounting had been applied. Fair value of the options was determined using an option-pricing model which considers the exercise price and expected life of the option as of the grant date, expected dividends on the units, volatility and the risk-free interest rate for the expected term of the option. No compensation was recognized under the Stock Option Plan during the period June 1, 1999 (inception) to September 30, 2001. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant date consistent with the method of FASB statement 123, $4,241 of compensation expense would have been recognized. This resulted in no material impact on earnings per share.

    The following table summarizes the stock option plan activity:

                                                 Stock Options   Exercise Price

                Granted                             160,000           0.20
                Granted                              40,000           1.75
                Exercised                                --             --
                Cancelled                                --             --

               Balance, September 30, 2001          200,000             --
                                                  ------------------------------

               Exercisable, September 30, 2001       80,000
                                                  ==============================

                               MIAD SYSTEMS LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 2001 and 2000
                  (All Amounts Expressed in Canadian Dollars)


vi) Income taxes
--------------------------------------------------------------------------------

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards , and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    A summary of the provision for income taxes for the year ended September 30, 2001 is as follows:


      Currently Payable                                   $       --
      Deferred benefit                                       224,150
      Valuation allowance                                   (224,150)
                                                          ----------
      Provision for income taxes                          $       --
                                                          ==========

    Deferred tax assets (liabilities) at September 30, 2000 are as follows:

      Available Non-capital losses                        $  136,400
      Expenses not currently deductible for taxes             87,750
      Less: Valuation allowance                             (224,150)
                                                          ----------
      Net deferred tax assets                             $       --
                                                          ==========

    The Company has used an estimated federal tax rate of 26% and an estimated provincial tax rate of 14% for all deferred tax computations. The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. The Company has available non-capital losses as of September 30, 2001 of approximately $536,000. The non-capital losses will expire beginning in 2003.

(vii)Litigation
--------------------------------------------------------------------------------

    From time to time the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. Management believes that the settlement or resolution of such actions, if any, will not have a material effect on the financial position or results of operations of the Company.

(viii)Recent Accounting Pronouncements
--------------------------------------------------------------------------------

    In June 1998, FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the far value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS NO. 133 and SFAS No.138 are effective for all fiscal years beginning after June 30, 2000. The Company will adopt SFAS No. 133, as amended by SFAS No.138, on October 1, 2000. The company does not expect this adoption to have any impact on reported earnings, comprehensive income, or financial position as the company has identified no embedded derivative instruments requiring separate accounting treatment or engage in hedging activities