Form 10QSB
period 2001-12-31
MIAD SYSTEMS LTD
filed 2002-02-19
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   ---------------------------------------------------------------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001
   ---------------------------------------------------------------------------

[ ] Transition Report Under the Section 13 or 15(d) of the Securities Exchange Act of 1934

           for the Transition Period from ____________ to ____________

                          Commission File No. 03-30801

                                MIAD SYSTEMS LTD.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CANADA                                                 N/A
       ------------                                          --------------
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

43 Riviera Drive, Unit 6
Markham, Ontario, Canada                                          L3R 5J6
----------------------------------                               --------
(Address of principal executive offices)                        (Zip Code)


                  Registrant's telephone number: (905) 479-0214
                                                 ---------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   [X]      No [   ]

As of December 31, 2001, there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

                           PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1. Financial Statements
--------------------------------------------------------------------------------


                               MIAD SYSTEMS LTD.
                         INDEX TO FINANCIAL STATEMENTS


                                                                          Page

Independent Accountants' Review Report                                     3

Balance Sheets                                                             4

Statements of Operations                                                   5

Statements of Cash Flows                                                   6

Notes to Financial Statements                                              7-9

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT







To the Directors of
Miad Systems Ltd.

We have reviewed the accompanying balance sheets of Miad Systems Ltd. (The "Company") as at December 31, 2001 and the related statements of operations and cash flows for the three month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for then to be in conformity with generally accepted accounting principles.



                                       /s/ Brodeur Dennis Chartered Accountants
                                       -----------------------------------------
                                       Brodeur Dennis Chartered Accountants

Richmond Hill, Ontario
February 14, 2002

                               MIAD SYSTEMS LTD.

                                  BALANCE SHEET
                            AS AT DECEMBER 31, 2001
                  (All Amounts Expressed in Canadian Dollars)
                                   UNAUDITED



                                                             December 31,  December 31,
                           ASSETS                                2001          2001
---------------------------------------------------------------------------------------
Current assets:
  Cash                                                       $   107,949    $   520,396
  Accounts receivable                                            620,743        486,367
  Inventories                                                    238,484        243,856
  Prepaid expenses                                                26,416         19,195
                                                             -----------    -----------
     Total current assets                                        975,592      1,269,814

Capital assets                                                    36,203         31,375
                                                             -----------    -----------
     TOTAL                                                   $ 1,011,795    $ 1,301,189
                                                             ===========    ===========
                                  LIABILITIES
---------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable and accrued charges                       $ 1,051,396    $ 1,298,289
                                                             -----------    -----------

     Total current liabilities                                 1,051,396      1,298,289
                                                             -----------    -----------

     Total liabilities                                         1,051,396      1,298,289
                                                             -----------    -----------


                         SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------

Capital stock
  First Preference shares without par value, authorized - unlimited; issued and outstanding - Nil

  Common shares withou par value, authorized - unlimited;
    issued and outstanding 3,711,400 at December 31, 2001;
    3,711,400 at September 30, 2001                              590,299        590,299

Deficit                                                         (629,900)      (587,399)
                                                             -----------    -----------

     Total stockholders' equity (Deficit)                        (39,601)         2,900
                                                             -----------    -----------

TOTAL                                                        $ 1,011,795    $ 1,301,189
                                                             ===========    ===========

                               MIAD SYSTEMS LTD.

                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2001
                   (All Amounts Expressed in Canadian Dollars)
                                    UNAUDITED


                                                   December 31,     December 31,
                                                       2001            2000
--------------------------------------------------------------------------------

Sales                                              $ 1,344,028      $ 2,125,090

Cost of sales                                        1,114,008        1,769,197
                                                   -----------      -----------
Gross Margin                                           230,020          355,893
                                                   -----------      -----------
Expenses
    Advertising                                          3,281              355
    Bank charges                                         2,886              429
    Depreciation                                         2,222            2,142
    Insurance                                            2,391            5,694
    Interest on loans payable                               --            3,037
    Office and general                                  12,581           15,187
    Professional fees                                   14,344            1,839
    Rent                                                12,410           10,727
    Salesmen's Auto, travel and promotion               38,657           38,123
    Telephone                                            9,570            7,166
    Utilities                                            1,298            1,549
    Wages and benefits                                 172,881          243,038
                                                   -----------      -----------
                                                       272,521          329,286
                                                   -----------      -----------

Income (loss) for the period                           (42,501)          26,607


Deficit at beginning of year                          (587,399)        (379,173)
                                                   -----------      -----------

Deficit at end of period                           $  (629,900)     $  (352,566)
                                                   ===========      ===========

Net income (loss) per common share
    Basic and diluted                                   (0.011)           0.007

Weighted-average shares outstanding:
    Basic                                            3,711,400        3,673,400

                               MIAD SYSTEMS LTD.

                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2001
                   (All Amounts Expressed in Canadian Dollars)
                                    UNAUDITED


                                                       December 31, December 31,
                                                           2001          2000
--------------------------------------------------------------------------------
Operating Activities
  Net income (loss) for the period                       $ (42,501)   $  26,607
  Items not requiring cash                                   2,222        2,142
   Depreciation                                                 --           --
                                                         ---------    ---------
                                                           (40,279)      28,749

Changes in certain non-cash working capital items
    Accounts receivable                                   (116,376)     740,796
    Inventories                                              5,372       46,558
    Prepaid expenses                                        (7,221)      (1,637)
    Accounts payable and accrued charges                  (246,893)    (834,309)
                                                         ---------    ---------
Total cash from (used for) operating activities           (405,397)     (19,843
                                                         ---------    ---------
Financing Activities
  Repayment of loans payable                                    --      (18,154)
                                                         ---------    ---------

Total cash from (used for) financing activities                 --      (18,154)
                                                         ---------    ---------
Investing Activities
  Capital asset additions                                   (7,050)          --
                                                         ---------    ---------

Total cash from (used for ) investing activities            (7,050)          --
                                                         ---------    ---------
Change in cash position during the year                   (412,447)     (37,997)

Cash and cash equivalents at beginning of year             520,396      259,977
                                                         ---------    ---------

Cash and cash equivalents at end of year                 $ 107,949    $ 221,980
                                                         =========    =========

Supplemental Information
  Interest paid                                          $      --    $   3,037

                               MIAD SYSTEMS LTD.
                       NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 and 2000
                  (All Amounts Expressed in Canadian Dollars)
                                  (UNAUDITED)

1.   Basis of Presentation
--------------------------------------------------------------------------------

     The accompanying financial statements of MIAD Systems Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and other applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended December 31, 2001 and 2000 are unaudited. The financial statements for the period ended December 31, 2001 and December 31, 2000 have been reviewed by an independent public accountant pursuant to
     Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods are not necessarily indicative of the results of operation for the fiscal year. These financial statements should be read in conjunction with the audited financial statements and footnotes for its fiscal year ended September 30, 2001 included in the Company's filings on Form 10-KSB

2.   Significant Accounting Policies
--------------------------------------------------------------------------------

     Description of Business

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

     Cash and Cash Equivalents

          Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company periodically maintains cash balances in financial institutions in The company has no significant off-balance sheet concentration of credit risk such as foreign excess of insured limits.

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

                               MIAD SYSTEMS LTD.
                       NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 and 2000
                  (All Amounts Expressed in Canadian Dollars)
                                  (UNAUDITED)


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

     Net Income (Loss) per Common Share

          Basic net income (loss) per share is computed by dividing net income
          (loss) available to the common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all dilutive securities convertible into common shares.

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

     Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years presented. Actual results could differ from those estimates.

                               MIAD SYSTEMS LTD.
                       NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2001 and 2000
                  (All Amounts Expressed in Canadian Dollars)
                                  (UNAUDITED)



3.   Capital Stock
--------------------------------------------------------------------------------

During the period ended December 31, 2001 there were no stock transactions. At December 31, 2001, 616,600 warrants remain outstanding.

4.   Income Taxes
--------------------------------------------------------------------------------

Any income taxes generated by net income for the period is offset by non-capital losses carried forward. Any deferred asset generated by the net loss for the period is offset in its entirety by a valuation allowance.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three-months ended December 31, 2001.

         The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's recently filed 10-KSB.

RESULTS OF OPERATIONS
---------------------

For the three months ended December 31, 2001 compared to same period in 2000.

         Revenues
         --------

         For the three-month period ended December 31, 2001 our revenues decreased by 36.7 % from $2,125,090 in the same period in 2000 to $1,344,028. MIAD's revenue decline for the period is attributable to two principal factors. The first factor are the problems arising from the slowing economy in the United States and Canada during the 2001 calendar year which, in turn, contributed to a general slowdown in computer orders. This was compounded by the effects of the second factor which were the terrorist attacks in the United States on September 11, 2001. According to Gartner Dataquest, Inc., one of North America's leading consulting firms, shipments of workstations in the United States and Canada in the three month period ending December 31, 2001 declined to the lowest level in more than three years. In addition, MIAD's largest client filed for Chapter 11 bankruptcy in mid- 2001 and placed no orders in the first quarter of fiscal 2002. This client represented approximately $1,100,000 in revenue in the same three month period ended December 31, 2000.

         The economic forecasts for the first few months of 2002 point to continued decreased demand for desktop, laptop and server computer systems and services for all suppliers including the largest firms such as IBM, Compaq, etc. MIAD expects similar results over the same period.

         During this downturn in the economy, MIAD continues to take steps which management believes will reduce the impact of the declining economy on its business and prepare for the anticipated upturn later this year as to which no assurances can be given. These steps include securing additional service and product authorizations from top name suppliers and investing in additional technical staff training.

         The economic downturn has also contributed to competitive pressures on pricing and margins. MIAD has a lower profit margin on major vendor products which it resells, particularly laptop computers. Management expects that revenues from service activities such as repair, maintenance, networking and web design will, to a limited extent, offset some of the lost revenues from product sales. Further, since margins from service activities are currently higher than those from product sales, it is anticipated that current gross margins can be maintained although this cannot be assured.

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales decreased 35.3 % to $230,020 in the three months ended December 31, 2001 from $355,893 in the comparable period in the 2001 fiscal year. This decrease is directly attributable to the 36.7% decrease in sales in the quarterly period ended December 31, 2001as compared to the same period in fiscal 2000. The gross profit on product sales was 17.1 % in the quarter ended December 31, 2001 as compared to 16.8 % in the comparable period ended December 31, 2000.

         Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.

         Operating Expenses
         ------------------

         Operating expenses decreased to $272,521 (20.2 % of revenue ) for the three month period ended December 31, 2001 from $329,286 (15.5 % of revenue) in the comparable quarter ended December 31, 2000. This total dollar decrease is primarily attributable to the reduced sales commissions on lower sales volume and travel expenses. Operating costs were affected by MIAD's ongoing professional expenses incurred as a reporting company. Interest expense decreased from $3,037 in the three month period ended December 31, 2000 to nil in quarter ended December 31, 2001 due to the elimination of loans payable.

 LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, we had a cash on hand of $107,949 compared to $520,396 as of year-end, September 30, 2001. The net working capital as of December 31, 2001 was ($75,804) compared to the net working capital as of year-end September 30, 2001 year end $28,475 reflecting a decrease in net working capital of $47,347. This decrease was due to our operating losses for the quarter. During the three months ended December 31, 2001, we used $405,397 for operating activities compared to $19,843 for the same period in the previous fiscal year. As of June 30, 2001, the loan from Metcan Technologies had been repaid. Cash used for financing activities decreased from $18,154 in the comparable three month period in 2000 to nil in the three-month period ended December 31, 2001 due to the loan repayment. MIAD added $7,050 of capital assets in the three- month period ended December 31, 2001. MIAD had no additions to capital assets in the quarter ended December 31, 2000.

         Two suppliers have security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to the two suppliers at December 31, 2001 was $729,071. MIAD's president has personally guaranteed all the debts owing to one of these suppliers, Ingram Micro Canada, Inc.

         MIAD does not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments for the fiscal year ending September 30, 2002. MIAD's liquidity is derived primarily from cash flow from sales and external sources. MIAD's external sources of liquidity consist of the possible exercise of outstanding warrants which would result in additional working capital, a possible increase in the lines of credit with major distributors and possible bank financing. No assurance can be given that additional warrants will be exercised by warrant holders. In addition, increases in lines of credit with major distributors or bank financing, if sought, may not be available, or if available, the terms may not be satisfactory to MIAD.

FORWARD-LOOKING STATEMENTS

         The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used. These forward-looking statements reflect the Registrant's views as of the date they are made with respect to future events and financial performance. Forward-looking statements are not guarantees of future performance. They involve many risks, uncertainties and assumptions which could cause the actual results of the Registrant to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficiently financing to maintain the Registrant's planned operation, the Registrant's ability to sustain and increase revenue and the changing of market conditions. The Registrant does not have any intention or obligation to update these forward-looking statements.

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)      The following exhibits are included in this filing:

                  None

(b)      Reports on Form 8-K:

                  A Form 8-K reporting the resignation of Adrienne Green as an officer and director of the Registrant was filed with the Commission on EDGAR on December 17, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  MIAD SYSTEMS, LTD.
                                                  ------------------
                                                  (Registrant)



Date: February 18, 2002                           By:  /s/ Michael A. J. Green
                                                  ----------------------------
                                                  President