Form 10QSB
period 2002-03-31
MIAD SYSTEMS LTD
filed 2002-05-15
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        ----------------------------------------------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002
        ----------------------------------------------------------------

[ ] Transition Report Under the Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________ to
         ____________

                          Commission File No. 03-30801

                                MIAD SYSTEMS LTD.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 CANADA                                            N/A
   --------------------------------                         ------------------
   (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                        Identification No.)

     43 Riviera Drive, Unit 6
     Markham, Ontario, Canada                                      L3R 5J6
 ---------------------------------------                         ----------
 (Address of principal executive offices)                        (Zip Code)


         Registrant's telephone number: (905) 479-0214
                                              --------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   [X]      No [ ]

As of March 31, 2002 there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT






To the Directors of
Miad Systems Ltd.


We have reviewed the accompanying balance sheets of Miad Systems Ltd. (The "Company") as at March 31, 2002 and the related statements of operations and cash flows for the three month and six month periods then ended. These financial statements are the responsibility of the Company's management. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements. Accordingly, we do not express such an opinion. Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for then to be in conformity with generally accepted accounting principles.


                                      /s/ Brodeur Dennis Chartered Accountants

                                      Brodeur Dennis Chartered Accountants

Richmond Hill, Ontario
May 5, 2002

                               MIAD SYSTEMS LTD.

                                 BALANCE SHEETS
                  (All Amounts Expressed in Canadian Dollars)
                                  (UNAUDITED)

                                                                           March 31,     September 30,
                                     ASSETS                                   2002           2001
-----------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                              $    40,594     $   520,396
   Accounts receivable, net                                                   718,866         486,367
   Inventories                                                                174,426         243,856
   Prepaid expenses                                                            40,236          19,195
                                                                          ---------------------------
             Total current asset                                              974,122       1,269,814

Capital assetS                                                                 34,668          31,375
                                                                          ---------------------------
             TOTAL                                                        $ 1,008,790     $ 1,301,189
                                                                          ===========     ===========

                                  LIABILITIES
-----------------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable and accrued charges                                   $ 1,039,593     $ 1,298,289
                                                                          ---------------------------

             Total current liabilities                                      1,039,593       1,298,289
                                                                          ---------------------------

             Total liabilities                                              1,039,593       1,298,289
                                                                          ---------------------------


                         SHAREHOLDERS' EQUITY(DEFICIT)
-----------------------------------------------------------------------------------------------------
Capital stock

   First Preference shares without par value , authorized - unlimited;
     issued and outstanding - Nil

   Common shares without par value, authorized - unlimited; issued and outstanding 3,711,400 at March 31, 2002; 3,711,400 at September
     31, 2001                                                                 590,299         590,299

   Deficit                                                                   (621,102)       (587,399)
                                                                          ---------------------------

             Total stockholders' equity (deficit                              (30,803)          2,900
                                                                          ---------------------------

             TOTAL                                                        $ 1,008,790     $ 1,301,189
                                                                          ===========================


See notes to financial statements

                               MIAD SYSTEMS LTD.
                            STATEMENTS OF OPERATIONS
                  (All Amounts Expressed in Canadian Dollars)
                                  (UNAUDITED)

                                                         Three months ended                    Six months ended
                                                              March 31,                            March 31,
                                                       2002               2001              2002                 2001
------------------------------------------------------------------------------------------------------------------------

Sales, net                                         $ 1,476,985        $ 2,821,722        $ 2,821,013         $ 4,946,812

Cost of sales, net                                   1,213,786          2,389,622          2,327,794           4,158,819
                                                   ---------------------------------------------------------------------

Gross margin                                           263,199            432,100            493,219             787,993
                                                   ---------------------------------------------------------------------

Operating expenses
   Advertising                                           1,066              1,367              4,347               1,722
   Bank charges                                          4,276                448              7,162                 877
   Depreciation                                          2,240              2,142              4,462               4,284
   Insurance                                                --             12,303              2,391              17,997
   Interest on loans payable                                --              4,177                 --               7,214
   Office and general                                    7,003              9,288             19,584              24,475
   Professional fees                                    10,109              3,043             24,453               4,882
   Rent                                                 19,749             13,159             32,159              23,886
   Salesmen's expenses                                  25,097             39,708             63,754              77,831
   Telephone                                             8,438              6,854             18,008              14,020
   Utilities                                             3,994              1,472              5,292               3,021
   Wages and benefits                                  172,429            311,709            345,310             554,747
                                                   ---------------------------------------------------------------------
Total operating expenses                               254,401            405,670            526,922             734,956
                                                   ---------------------------------------------------------------------

Income (loss) before income taxes                        8,798             26,430            (33,703)             53,037

Provision for income taxes                                  --                 --                 --                  --
                                                   ---------------------------------------------------------------------
Net income (loss)                                  $     8,798        $    26,430        $   (33,703)        $    53,037
                                                   =====================================================================

Net income (loss) per common share

   Basic                                           $     0.002        $      0.01        $     (0.01)        $      0.01
   Fully diluted                                   $     0.002        $      0.01        $     (0.01)        $      0.01

Weighted average common shares outstanding:
   Basic                                             3,711,400          3,673,400          3,711,400           3,673,400
   Fully diluted                                     4,328,000          4,013,675          4,328,000           4,013,675


See notes to financial statements

                               MIAD SYSTEMS LTD.
                            STATEMENTS OF CASH FLOWS
                  (All Amounts Expressed in Canadian Dollars)
                                  (UNAUDITED)


                                                             Six months ended
                                                                March 31,
                                                           2002          2001
-------------------------------------------------------------------------------
Cash flows from operating activities
   Net loss                                             $ (33,703)    $  53,037
   Adjustments to reconcile net loss to net cash
   used in operating activities
       Depreciation                                         4,462         4,284
       Common shares issued for services                       --            --
       Changes in certain assets and liabilities
          Accounts receivable                            (232,499)      544,014
          Inventories                                      69,430        40,749
          Prepaid expenses                                (21,041)       (6,970)
          Accounts payable and accrued charges           (258,696)     (682,877)
                                                        -----------------------
Net cash used in operating activities                    (472,047)      (47,763)
                                                        -----------------------

Cash flows from investing activities
   Purchases of property and equipment                     (7,755)         (665)
                                                        -----------------------

Net cash used in investing activities                      (7,755)         (665)

Cash flows from financing activities
   Repayments on loans payable                                 --       (36,975)
                                                        -----------------------

Net cash provided by financing activities                      --       (36,975)
                                                        -----------------------

Net increase in cash and cash equivalents                (479,802)      (85,403)

Cash and cash equivalents at beginning of period          520,396       259,977
                                                        -----------------------

Cash and cash equivalents at end of period              $  40,594     $ 174,574
                                                        =======================

Supplemental disclosure of cash flow information

Interest paid in cash during the period                 $      --     $   7,214
                                                        =======================
Income taxes paid in cash during the period             $      --     $      --
                                                        =======================


See notes to financial statements

                               MIAD SYSTEMS LTD.
                       NOTES TO THE FINANCIAL STATEMENTS
            FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2002 and 2001
                  (All Amounts Expressed in Canadian Dollars)
                                  (UNAUDITED)

1.   Basis of Presentation
--------------------------------------------------------------------------------

     The accompanying financial statements of MIAD Systems Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and other applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended March 31, 2002 and 2001 are unaudited. The financial statements for the period ended March 31, 2002 and March 31, 2001 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods are not necessarily indicative of the results of operation for the fiscal year. These financial statements should be read in conjunction with the audited financial statements and footnotes for its fiscal year ended September 30, 2001 included in the Company's filings on Form 10-KSB.

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

                               MIAD SYSTEMS LTD.
                       NOTES TO THE FINANCIAL STATEMENTS
            FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2002 and 2001
                  (All Amounts Expressed in Canadian Dollars)
                                  (UNAUDITED)


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

                               MIAD SYSTEMS LTD.
                       NOTES TO THE FINANCIAL STATEMENTS
            FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2002 and 2001
                  (All Amounts Expressed in Canadian Dollars)
                                  (UNAUDITED)


3.   Capital Stock
--------------------------------------------------------------------------------

     During the period ended March 31, 2002 there were no stock transactions. At March 31, 2002, 616,600 warrants remain outstanding.

4.   Income Taxes
--------------------------------------------------------------------------------

     Any income taxes generated by net income for the period is offset by non-capital losses carried forward. Any deferred asset generated by the net loss for the period is offset in its entirety by a valuation allowance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months and six months ended March 31, 2002.

          The following discussion should be read in conjunction with the unaudited Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's 10-KSB filing.

RESULTS OF OPERATIONS
---------------------

For the three and six months ended March 31, 2002 compared to the three and six month periods ended in March 31, 2001.

         Revenues
         --------

         For the three-month period ended March 31, 2002 our revenues decreased by 47.6 % from $2,821,722 in the same period in 2001 to $1,476,985; for the six-month period ended March 31,2002 our revenues decreased by 43% from $4,946,812 in the same period in 2001 to $2,821,013. MIAD's revenue decline for the three and six-month periods is attributable to two principal factors. The first factor is the result of the problems arising from the slowing economy in the United States and Canada during the 2001 and early 2002 calendar years which, in turn, contributed to a general slowdown in computer orders for all major manufacturers and distribution organizations in North America. In addition, MIAD's largest client in fiscal 2001, filed for Chapter 11 bankruptcy in mid- 2001. The client has placed no orders with the Company in the first six months of the current fiscal year yet represented approximately $1,720,000 in revenue in the same three-month period ended

March 31, 2001 and $2,820,000 of revenue in the same six-month period ended March 31, 2001. MIAD has been making efforts to replace the revenue lost from the bankruptcy of this former largest customer by securing new clients. On a going-forward basis, MIAD anticipates that, with the improving economy and the continuing addition of new clients, it will make up the revenue shortfall by the end of the fourth fiscal quarter although no assurances can be given.

         The economic forecasts for the first half of calendar 2002 point to continued softness in demand for desktop, laptop and server computer systems and services for all suppliers including the largest firms such as IBM, Compaq, etc. MIAD expects similar results over the same period. According to a recently released report from Statistics Canada, Canadian business investment in the high-tech sector (our Company's industry) will lead the economic recovery in Canada. MIAD sees this economic forecast as support for its expectations of improving demand for MIAD products in the third and fourth fiscal quarters although this cannot be assured .

         During this downturn in the economy, MIAD continues to take steps which management believes will reduce the impact of the declining economy on its business and prepare for the anticipated upturn later this year as to which no assurances can be given. These steps include maintaining relationships and authorizations with the major vendors of servers, desktop and laptop systems, as well as seeking and securing additional service and product authorizations from top name suppliers and investing in additional technical staff training. IBM has continued to feature MIAD in its recent advertising campaign in the major business publications in the Province of Ontario. In addition, we have undertaken a review of all expense items and initiated cutbacks in selected areas.

         The economic downturn has also contributed to competitive pressures on pricing and margins. MIAD has a lower profit margin on major vendor products which it resells, particularly laptop computers. Management expects that revenues from service activities such as repair, maintenance, networking and web design will, to a limited extent, offset some of the lost revenues from product sales. Further, since margins from service activities are currently higher than those from product sales, it is anticipated that current gross margins as a percentage of total sales can be maintained or improved, although this cannot be assured.

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales decreased 39.1 % to $263,199 in the three months ended March 31,2002 from $432,100 in the comparable period in the previous fiscal year; our gross profit on product sales decreased 37.4% to $493,219 in the six months ended March 31, 2002 from $787,993 in the six month period ended March 31, 2001. The decrease in total dollars of gross profit on product sales is directly attributable to the 47.6 % decrease in sales in the three-month period ended March 31, 2002 compared to the same three-month period ended March 31, 2001 and the 43% decrease in sales in the six-month period ended March 31, 2002 compared to the same six-month period ended March 31, 2001. The gross profit margin on product sales increased to 17.8 % in the quarter ended March 31, 2002 as compared to 15.3 % in the same three-month period ended March 31,2001 ; the gross profit margin on product sales increased to 17.5% in the six-month period ended March 31, 2002 as compared to 15.9% in the same six-month period ended March 31, 2001.

         Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue.

MIAD does not separately quantify any of these costs.

         Operating Expenses
         ------------------

         Operating expenses, in total, decreased to $254,401(17.2 % of revenue ) for the three-month period ended March 31, 2002 from $405,670 (14.3 % of revenue) in the comparable quarter ended March 31, 2001: for the six-month period ended March 31, 2002, total operating expenses decreased to $526,922 (18.7% of revenue) from $734,956 (14.9% of revenue) in the comparable six-month period ended March 31, 2001. This total dollar decrease is primarily attributable to the reduced sales commissions on lower sales volume, reduced travel expenses and cutbacks in selected spending areas. However, our operating costs continue to be negatively affected by MIAD's ongoing professional expenses incurred as a reporting company. Interest expense decreased from $4,177 in the three- month period ended March 31, 2001 to nil in the quarter ended March 31, 2002 ; interest expense decreased from $7,214 in the six-month period ended March 31, 2001 to nil in the six-month period ended March 31, 2002. The decrease in interest expense in the current fiscal year is due to the elimination of loans payable.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had cash on hand of $40,594 compared to $520,396 as of year- end, September 30, 2001. The net working capital as of March 31, 2002 was ($65,471) compared to the net working capital as of year-end September 30, 2001 of $28,475 reflecting a decrease in net working capital of $93,946. This decrease was primarily due to our operating losses for the first quarter of operation in the current fiscal year. During the six months ended March 31, 2002, we used $472,047 for operating activities compared to $47,763 for the same period in the previous fiscal year. Cash used for financing activities decreased from $36,975 in the comparable six-month period in the last fiscal year to nil in the six-month period ended March 31, 2002. This decrease was directly attributable to the repayment of the loan from Metcan Technologies in June 2001. MIAD added $7,755 of capital assets in the six-month period ended March 31, 2002 compared to $665 of capital asset additions in the same period during the last fiscal year.

         One supplier, Micro Canada, Inc., has security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to this supplier at March 31, 2002 was $507,924. MIAD's president has personally guaranteed all the debts owing to this supplier.

         MIAD does not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments for the fiscal year ending September 30, 2002. MIAD's liquidity is derived primarily from cash flow from sales and external sources. MIAD's external sources of liquidity consist of the possible exercise of up to 616,600 outstanding warrants at $1.00 per warrant until December 31, 2002 which would result in additional working capital, a possible increase in the lines of credit with major distributors and possible bank financing. No assurance can be given that any warrants will be exercised by warrant holders. In addition, increases in lines of credit with major distributors or bank financing, if sought, may not be available, or if available, the terms may not be satisfactory to the MIAD.

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

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MIAD SYSTEMS, LTD.
                                              ----------------------------
                                              (Registrant)



Date: May 14, 2002                            By:  /s/ Michael A. J. Green
                                              ----------------------------
                                                       Michael A. J. Green
                                                       President