Form 10QSB
period 2002-06-30
MIAD SYSTEMS LTD
filed 2002-08-13
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   ---------------------------------------------------------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002
   ---------------------------------------------------------------------------

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


         Registrant's telephone number: (905) 479-0214
                                        --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes   [X]      No [ ]

As of June 30, 2002 there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                MIAD SYSTEMS LTD.

                              FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

                                       AND

                     INDEPENDENT ACCOUNTANT'S' REVIEW REPORT



                          INDEX TO FINANCIAL STATEMENTS


                                                                  Page
                                                                  ----
Independent Accountants' Review Report                             1
Balance Sheets                                                     2
Statements of Operations                                           3
Statements of Cash Flows                                           4
Notes to Financial Statements                                     5-7

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors of Miad Systems Ltd.

We have reviewed the accompanying balance sheets of Miad Systems Ltd. (The "Company") as at June 30, 2002 and the related statements of operations and cash flows for the three month and nine month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance, with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements, Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                        /s/ Brodeur Dennis Chartered Accountants

                                        Brodeur Dennis Chartered Accountants
Richmond Hill, Ontario
July 30, 2002

                                MIAD SYSTEMS LTD.

                                 BALANCE SHEETS
                   (All Amounts Expressed in Canadian Dollars)
                                   (UNAUDITED)

                                                                         June 30,    September 30,
                                                                           2002          2001
                                                                       -----------    -----------
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents                                           $    12,630    $   520,396
   Accounts receivable, net                                                995,024        486,367
   Inventories                                                             275,135        243,856
   Prepaid expenses                                                         86,463         19,195
                                                                       -----------    -----------
          Total current assets                                           1,369,252      1,269,814

Capital assets                                                              44,557         31,375
                                                                       -----------    -----------
          TOTAL                                                        $ 1,413,809    $ 1,301,189
                                                                       ===========    ===========

                                   LIABILITIES
                                   -----------
Current liabilities:
   Accounts payable and accrued charges                                $ 1,439,662    $ 1,298,289
                                                                       -----------    -----------
          Total current liabilities                                      1,439,662      1,298,289
                                                                       -----------    -----------
          Total liabilities                                              1,439,662      1,298,289
                                                                       -----------    -----------

                         SHAREHOLDERS' EQUITY (,DEFICIT)
                         -------------------------------
Capital stock

 First Preference shares without par value , authorized - unlimited;
          issued and outstanding - Nil

 Common shares without par value, authorized - unlimited; issued and outstanding 3,711,400 at June 30, 2002; 3,711,400 at
          September 31, 2001                                               590,299        590,299

Deficit                                                                   (616,152)      (587,399)
                                                                       -----------    -----------
          Total stockholders' equity (deficit)                             (30,853)         2,900
                                                                       -----------    -----------
          TOTAL                                                        $ 1,413,809    $ 1,301,189
                                                                       ===========    ===========


See notes to financial statements

                                MIAD SYSTEMS LTD.
                            STATEMENTS OF OPERATIONS
                   (All Amounts Expressed in Canadian Dollars)
                                   (UNAUDITED)

                                                       Three months ended                   Nine months ended
                                                            June 30,                             June 30,
                                                     2002              2001                2002              2001
                                                 -----------        -----------        -----------        -----------

Sales, net                                       $ 1,601,463        $ 1,159,806        $ 4,422,476        $ 6,106,618
                                                 -----------        -----------        -----------        -----------
Cost of sales, net                                 1,302,945            958,110          3,630,739          5,116,929
                                                 -----------        -----------        -----------        -----------
Gross margin                                         298,518            201,696            791,737            989,689
                                                 -----------        -----------        -----------        -----------
Operating expenses
   Advertising                                           787                998              5,134              2,720
   Bank charges                                        1,165                625              8,327              1,502
   Depreciation                                        3,257              1,213              7,719              5,497
   Insurance                                              --                 --              2,391             17,997
   Interest on loans payable                              --              3,417                 --             10,631
   Office and general                                  6,741             13,007             26,325             37,482
   Professional fees                                  10,210              4,214             34,663              9,096
   Rent                                               19,146             12,781             51,305             36,667
   Salesmen's expenses                                 9,047             45,539             72,801            123,370
   Telephone                                           9,102              6,421             27,110             20,441
   Utilities                                             763              1,324              6,055              4,345
   Wages and benefits                                233,354            187,913            578,664            742,660
                                                 -----------        -----------        -----------        -----------
Total operating expenses                             293,572            277,452            820,494          1,012,408
                                                 -----------        -----------        -----------        -----------
Income (loss) before income taxes                      4,946            (75,756)           (28,757)           (22,719)
Provision for Income taxes                                --                 --                 --                 --
                                                 -----------        -----------        -----------        -----------
Net income (loss)                                $     4,946        $   (75,756)       $   (28,757)       $   (22,719)
                                                 ===========        ===========        ===========        ===========

Net income (loss) per common share
   Basic and fully diluted                       $     0.001        $     (0.02)       $     (0.01)       $     (0.01)

Weighted average common shares outstanding:
   Basic and fully diluted                         3,711,400          3,663,007          3,711,400          3,663,007


See notes to financial statements

                                MIAD SYSTEMS LTD.
                            STATEMENTS OF CASH FLOWS
                   (All Amounts Expressed in Canadian Dollars)
                                   (UNAUDITED)


                                                           Nine months ended
                                                                June 30,
                                                            2002         2001
                                                         ---------    ---------
Cash flows from operating activities
    Net loss                                             $ (28,757)   $ (22,719)
    Adjustments to reconcile net loss to act cash
    used in operating activities
       Depreciation                                          7,719        5,497
       Common shares issued for services                        --           --
       Changes in certain assets and liabilities
          Accounts receivable                             (508,653)     801,142
          Inventories                                      (31,279)    (132,545)
          Prepaid expenses                                 (67,268)      (3,470)
          Accounts payable and accrued charges             141,373     (823,071)
                                                         ---------    ---------
Net cash used in operating activities                     (486,865)    (175,166)
                                                         ---------    ---------
Cash flows from investing activities
    Purchases of property and equipment                    (20,901)      (6,418)
                                                         ---------    ---------
Net cash used in investing activities                      (20,901)      (6,418)
Cash flows from financing activities
    Repayments on loans payable                                 --      (56,491)
    Net proceeds from private placement                         --       57,798
                                                         ---------    ---------
Net cash provided by financing activities                       --        1,307
                                                         ---------    ---------
Net Increase in cash and cash equivalents                 (507,766)    (180,277)

Cash and cash equivalents at beginning of period           520,396      259,977
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  12,630    $  79,700
                                                         =========    =========
Supplemental disclosure of cash flow information
    Interest paid in cash during the period              $      --    $  10,631
                                                         =========    =========
    Income taxes paid in cash during the period          $      --    $      --
                                                         =========    =========


See notes to financial statements

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2002 and 2001
                   (All Amounts Expressed in Canadian Dollars)
                                   (UNAUDITED)

1.   Basis of Presentation
--------------------------------------------------------------------------------

     The accompanying financial statements of MIAD Systems Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and other applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended June 30, 2002 and 2001 are unaudited. The financial statements for the period ended June 30, 2002 and June 30, 2001 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods are not necessarily indicative of the results of operation for the fiscal year. These financial statements should be read in conjunction with the audited financial statements and footnotes for its fiscal year ended September 30, 2001 included in the Company's filings on Form 10-KSB.

2.   Significant Accounting Policies
--------------------------------------------------------------------------------

     Description of Business

          MIAD Systems Ltd. (the "Company") was incorporated in 1993 under the laws of the Province of Ontario and is primarily engaged in computer manufacturing, distribution and integration, network design, implementation and support.

     Capital Assets and Depreciation

          Capital assets are recorded at cost less accumulated depreciation. The useful lives of internal computers is eight years. The useful lives of furniture and fixtures is eight years. Depreciation based upon the estimated useful lives of the assets is calculated as follows.

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2002 and 2001
                   (All Amounts Expressed In Canadian Dollars)
                                   (UNAUDITED)

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

     Revenue Recognition

          Revenues from the sales of products are recognized upon shipment and when all significant contractual obligations have been satisfied and collection is reasonably assured. The Company ships products FOB our warehouse and uses common carriers to deliver the goods. Provision is made for an estimate of product returns and doubtful accounts and is based on historical experience.

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2002 and 2001
                   (All Amounts Expressed In Canadian Dollars)
                                   (UNAUDITED)

3.   Capital Stock
--------------------------------------------------------------------------------

     During the nine month period ended June 30, 2002 there were no stock transactions. At June 30, 2002, 616,600 warrants remain outstanding.

4.   Income Taxes
--------------------------------------------------------------------------------

     Any income taxes generated by net income for the period is offset by non-capital losses carried forward. Any deferred asset generated by the net loss for the period is offset in its entirety by a valuation allowance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months and nine months ended June 30, 2002.

         The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's 10-KSB filing.

         All amounts are stated in Canadian Dollars.

RESULTS OF OPERATIONS
---------------------

For the three and nine months ended June 30, 2002 compared to the three and nine month periods ended June 30, 2001.

         Revenues
         --------

         For the three-month period ended June 30, 2002 our revenues increased by 38.1 % from $1,159,806 in the same period in 2001 to $1,601,463. This revenue increase for the quarter is partially attributable to a moderate improvement in the Canadian economy but is primarily due to the Company's sales efforts in penetrating new accounts. For the nine-month period ended June 30, 2002 our revenues decreased by 27.6% from $6,106,618 in the same period in 2001 to $4,422,476. MIAD's revenue decline for the nine-month period is attributable to two principal factors as mentioned in previous quarterly reports. The first factor is the result of the problems arising from the slowing economy in the United States and Canada during the 2001 and early 2002 calendar years which, in turn, contributed to a general slowdown in orders for all major computer manufacturers and computer distribution organizations in North America. In addition, MIAD's largest client, in fiscal 2001, filed for Chapter 11 bankruptcy in mid- 2001. The client has placed no orders with the Company in the first nine months of the current fiscal year yet represented approximately $2,864,000 of revenue in the same nine-month period ended June 30, 2001. MIAD has been making efforts to replace the revenue lost from the bankruptcy of this former largest customer by securing new clients. The results of this program are evidenced by the results in the third fiscal quarter. On a going-forward basis, MIAD anticipates that, with the improving economy and the continuing addition of new clients, it will make up the revenue shortfall by the end of the fourth fiscal quarter although no assurances can be given.

            According to a recently released report from Statistics Canada, Canadian business investment in the high-tech sector (our Company's industry) will lead the economic recovery in Canada in the third and fourth calendar quarters of 2002. MIAD sees this economic forecast as support for its expectations of improving demand for MIAD products in the fourth fiscal quarter although this cannot be assured.

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

            The Company's success in implementing its strategic objectives, in these difficult economic times, has resulted in our second consecutive quarter of a net profit, although there is no assurance that this trend can be maintained.

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales increased 48% to $298,518 in the three months ended June 30, 2002 from $201,696 in the comparable period in the previous fiscal year. This increase in gross profit for the quarter is attributable to the increase in total sales in the current fiscal quarter over the same period last year. Our gross profit on product sales decreased 20% to $791,737 in the nine months ended June 30, 2002 from $989,689 in the nine- month period ended June 30, 2001. The decrease in the nine-month total dollars of gross profit on product sales is directly attributable to the 27.6 % decrease in sales in the nine-month period ended June 30, 2002 compared to the same nine-month period ended June 30, 2001.The gross profit margin on product sales decreased marginally to 17.4 % in the quarter ended June 30, 2002 as compared to
18.6 % in the same three-month period ended June 30, 2001. The gross profit margin on product sales increased to 17.9% in the nine-month period ended June 30, 2002 as compared to 16.2% in the same nine-month period ended June 30, 2001.

           Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.

         Operating Expenses
         ------------------

         Operating expenses decreased from 23.0% of revenue in the three-month period ended June 30,2001 to 18.3% of revenue in the three-month period ended June 30, 2002. Operating expense, in total, were essentially unchanged from $ 277,452 for the three-month period ended June 30, 2001 to $293,572 in the third fiscal quarter. For the nine-month period ended June 30, 2002, total operating expenses decreased to $820,494 (18.5% of revenue) from $1,012,408 (16.6% of revenue) in the comparable nine-month period ended June 30, 2001. This total dollar decrease is primarily attributable to the reduced sales commissions on lower sales volume, reduced travel expenses and cutbacks in selected spending areas. Our operating costs continue to be negatively affected by MIAD's ongoing professional expenses incurred as a reporting company. Interest expense decreased from $3,417 in the three-month period ended June 30, 2001 to nil in the quarter ended June 30, 2002. Interest expense decreased from $10,631 in the nine-month period ended June 30, 2001 to nil in the nine-month period ended June 30, 2002. The decrease in interest expense in the current fiscal year is due to the elimination of loans payable.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, we had cash on hand of $12,630 compared to $520,396 as of year-end, September 30, 2001. The net working capital as of June 30, 2002 was ($70,410) compared to the net working capital as of year-end September 30, 2001 of $28,475 reflecting a decrease in net working capital of $98,885. This decrease is primarily due to our operating losses for the first quarter of operation in the current fiscal year. During the nine months ended June 30, 2002, we used $486,865 for operating activities compared to $175,166 for the same period in the previous fiscal year. Cash from financing activities decreased from $1,307 in the comparable nine-month period in the last fiscal year to nil in the nine-month period ended June 30, 2002. MIAD added $20,901 of capital assets in the nine-month period ended June 30, 2002 compared to $6,418 of capital asset additions in the same period during the last fiscal year.

         One supplier, Ingram Micro Canada, Inc., has security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to this supplier at June 30, 2002 was $783,017. MIAD's president has personally guaranteed all the debts owing to this supplier.

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

FORWARD-LOOKING STATEMENTS

         The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used. These forward-looking statements reflect the Registrant's views as of the date they are made with respect to future events and financial performance. Forward-looking statements are not guarantees of future performance. They involve many risks, uncertainties and assumptions which could cause the actual results of the Registrant to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficient financing to maintain the Registrant's planned operation, the Registrant's ability to sustain and increase revenue and the changing of market conditions. The Registrant does not have any intention or obligation to update these forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of shareholders was held on June 26, 2002. The purpose of the meeting was to re-elect Michael Green to serve as a director and ratify the appointment of Brodeur Dennis Chartered Accountants to serve as the Company's independent auditor for the current fiscal year. Mr. Green was the Company's only director prior to the annual meeting and was the only person to stand for re-election to the Board of Directors.

         Of the 3,711,400 shares of common stock issued and outstanding, Mr. Green was re-elected by a vote of 2,619,735 for, or 70.6%. Brodeur Dennis Chartered Accountants were ratified as the Company's independent auditor for the current fiscal year by a vote of 2,619,735, for, or 70.6%. There were no abstentions nor votes withheld for either proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibits are included in this filing:

                  Exhibit 99.1- Certification by Chief Executive Officer

                  Exhibit 99.2- Certification by Chief Financial Officer

(b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MIAD SYSTEMS, LTD.
                                                ------------------
                                                (Registrant)



Date: August 12, 2002                           By:  /s/ Michael A. G. Green
                                                ----------------------------
                                                President