Form 10KSB
period 2002-09-30
MIAD SYSTEMS LTD
filed 2002-12-24
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OR (G) OF THE SECURITIES EXCHANGE ACT OF 1934

      For fiscal year ended September 30, 2002 Commission File No. 0-30801

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

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year $7,880,304 (Canadian).

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2002: Not Determinable

ITEM 1. DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

         Our company, MIAD Systems Ltd., is a Canadian company. We were formed in March 1993 and began operating our business at that same time. Our senior management has been substantially the same since we began business. We are located in the Toronto, Ontario, Canada area and we are an established full-line supplier of business computer systems, maintenance, installation and networking services. We provide these goods and services to our major clients who are primarily engaged in the corporate, institutional and education fields.

         On July 10, 2001 we filed a Form 10-SB registration statement with the Securities and Exchange Commission ("SEC") which became effective on September 8, 2002. Since such time, we have become subject to the reporting requirements of the Securities Exchange Act of 1934.

(B) BUSINESS OF THE COMPANY

         PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

         MIAD Product Strategy

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

         MIAD Services Strategy

         In addition to servicing its ULTRA (R) system, MIAD has been continuously upgrading the skills of its technical staff in order to qualify as an authorized service provider to provide maintenance and related services for the systems and equipment it sells as an authorized reseller. MIAD is providing web-design to the educational community and e- commerce consulting services. Currently, its service business generates less than 4% of its total revenues.

         MIAD Sales Strategy

         MIAD has hired experienced computer industry veterans who can, early in a sales cycle, understand and review the business application that the prospect is attempting to solve through automation. The MIAD representative, based on experience, can recommend the appropriate product (whether from IBM, Compaq/HP, MIAD, etc.) and the appropriate model/features, as well as the services of installation/maintenance-depot or on-site that are best suited to meet the customer's requirements.

         As industry trends change in Canada (as they do in the US), MIAD's product recommendations for product mix also changes. In fiscal 1998, MIAD's revenues from the ULTRA(R) line accounted for more than 60% of its total revenue. In 1999, it accounted for 45% of total revenue; in the 2000 fiscal year it accounted for 25% of total revenue; in the 2001 fiscal year it accounted for 12% of total revenue. In the current 2002 fiscal year, revenues from MIAD custom assembled systems declined further to 3% of total revenues. This trend is partially due to the fact that the pricing differential between the major brands (IBM, Compaq, etc.) and the custom vendors (Dell and Gateway), which had been significant, in prior years, narrowed at a very rapid rate. This was especially true in 2001 and 2002 due to the recession and dramatic decline in demand for computer systems.

         Because MIAD has the capabilities and appropriate authorizations from major vendors to act as a reseller of their products, it can offer customers a choice between major brand and custom. MIAD can provide the best product solution as industry, market and economic trends change. MIAD continues to expand the availability of services that it can provide its customers (maintenance on-site and depot, installation, etc.) for more and more vendors as well as new service offerings such as the Ingram technical training, web design and e-commerce consulting that became available in 2001.

         The technical and application courses are offered on a nationwide basis in Canada by Ingram Micro to purchasers of products and services. These purchasers include those who have purchased products and services through MIAD as an authorized Ingram Micro reseller in Canada. MIAD also sells web-based consulting services primarily to educational institutions and mid-size businesses which do not typically have the resources to implement a presence on the worldwide web. These web-based services generally assist these customers in developing a web site and in electronic transaction processing.

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

         In 2001, MIAD was awarded the Year 2000 Sales Excellence Award by Ingram Micro Canada, Inc., Canada's largest computer distributor firm. The award recognized MIAD as the top 3Com reseller at Ingram Micro Canada among its 33,000 resellers in Canada. MIAD continues to be featured in IBM Canada's advertizing program; MIAD has been mentioned in 10 different IBM ads over the past year appearing in major national newspaper and magazine campaigns. IBM Canada has prepared a new sales brochure featuring MIAD's success in providing quality products and services in the municipal government marketplace.

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

         As we have demonstrated in the past fiscal year, our growth will be generated by selling to new accounts as well as maintaining and increasing the revenue from existing accounts. Our growth may possibly, also, be generated by acquisitions of companies in our same industry. This growth through sales to new clients and additional sales to existing clients is frequently referred to as "organic growth". We expect our organic growth to be accomplished in two ways:

         1) continued top-level service to existing clients in order to be uniquely positioned for their on-going systems and services acquisitions, and

         2) intensify penetration in the four specific major market segments where we already have a presence which include major corporate accounts, institutional, utilities and educational.

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

         6) developing additional partnerships in the high-end computer and data communications marketplace;

         7)       bolster our financial resources.

(D) "BUILD-TO-ORDER" MODEL --- THE MIAD ULTRA(R) LINE

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

         Our custom manufacturing approach allows our customers to choose from a wide range of options to be custom assembled by MIAD. These may include options for memory size, processor type and speed, cache memory, video cards, network interface, communication speeds, video memory and disk storage among others. These options are coupled with increased reliability, quality control and a rapid delivery cycle. Our MIAD ULTRA(R) line represents 3% of our total annual revenues.

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

         Customer Advantages

         The "build-to-order" model for our MIAD ULTRA(R) line of systems provides extensive advantages to clients in cost savings, quality control, flexible configuration and fast response to industry trends. The main features of the "build-to-order" model include:

                  o        Reduction of Delivery Cycle
                           By its nature, our manufacturing approach permits
                  flexibility of customization combined with very short delivery cycles. We are able to customize systems to clients' needs with our "just-in-time" purchasing and "build-to-order" approach.

                  o        Cost Savings
                           Working with suppliers to provide "just-in-time"
                  delivery of components reduces overhead costs of warehousing large quantities of components. This overhead cost reduction is enhanced by fast inventory turnover. Costs are further reduced by having the ability to quickly respond to industry trends, thus avoiding obsolete inventory as technologies change. These cost reductions are reflected in our pricing to our clients.

                  o        Ability to Manage Technology Change
                           Purchasing components, on an "as needed" basis allows
                  us to better react to the constant change in technology and price.

                  o        Increased Reliability and Quality
                           Quality control of our MIAD ULTRA(R) line is one of
                  the major reasons that users select the system. After assembling the client's unique configuration, we subject the system to extensive "burn-in" and system testing. Since most failures occur in the first 24- 48 hours of use, this testing attempts to make the system fail before shipping to the client. This leads to better service and fewer repairs.

                  o        Better Serviceability
                           We choose our components with great care. After-sale
                  serviceability is taken into account and given great weight. This concern facilitates not only warranty repair but also provides for better customer support which contributes to customer satisfaction and repeat business.

         We strive for quality and consistency in our MIAD ULTRA(R) line of computers. We use only name brand quality components. As part of our quality control program, we work in concert with our suppliers to provide consistency of components. Whether a client orders ten systems or 300 systems, components will be the same.

(F) RESELLING

         We are an established supplier of computer systems from vendors for which we act as resellers. We also provide maintenance, installation and networking services to our major clients in the corporate, institutional and education fields. In order to become approved and authorized to become a reseller of a name brand system such as IBM, Compaq/Hewlett- Packard or Toshiba, among others, the vendor will qualify the proposed reseller on factors such as current sales volume, number of sales personnel, geographical territory, other authorizations and references. The approved authorization typically requires that a reseller only sell to end users of the product, take responsibility for pre- and post-sale support (which includes responding to technical and software issues and offering training and web consulting services) and commit not to engage in activities contrary to law. The authorization does not include maintenance which is a separate authorization and typically consists of providing repair services either under or out of warranty. There are no other material limitations in the reseller authorizations. If approved as a reseller, the vendor will typically agree to provide the reseller with authorization, technical assistance, access to literature on the products and training, direct communication and access to advanced confidential information regarding the products. In addition, a high volume reseller with the proper technical qualifications may also qualify for service authorization from the vendor. Reseller authorizations are typically reviewed by the vendor on an annual basis. To date, neither MIAD nor any vendor has terminated any reseller agreement.

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

         We are an authorized reseller and public sector reseller for Hewlett-Packard, Compaq, IBM and Toshiba. We are also an authorized reseller, public sector reseller and education reseller for Compaq and Toshiba and a Compaq and IBM service center. We have recently been authorized by Itronix Corporation to resell their ultra-rugged wireless mobile computers. Itronix is one of the two major providers of these specialized products in a rapidly growing segment of the industry. In addition, we are authorized by Microsoft for all software in addition to being certified as an original equipment manufacturer (OEM) for all Microsoft products used in the MIAD ULTRA(R) line sold to MIAD customers.

         We have arrangements with the major distributors in Canada to acquire products. Although we are authorized by the manufacturer to resell their products, we deal directly with their distributors from whom we actually purchase the products which we resell to end users. Our acquisition of products from Ingram-Micro and Synnex, the two largest distributors from whom we acquire approximately 75 % of our products, is based on product availability, price, credit availability and service. We currently have General Security Agreements with Ingram Micro and Synnex which secure payment for all goods and services we purchase from them for resale.

         As a reseller, we earn our revenues through the resale of the products and services we purchase from our vendors, such as IBM, Toshiba, Compaq, etc. through their distributors. We then resell the products and services to our customers at our price which is higher than the price we pay the distributor.


(G) SERVICES AND SUPPORT

         In order to provide technology solutions for our clients, we complement our computer assembly and distribution with value-added services and support, including in-house and/or on-site warranty and maintenance repair, networking, installation and support. We provide depot and on-site maintenance for the MIAD ULTRA(R) line of workstations and we are also an authorized service center for Compaq/HP, Toshiba and IBM.

Networking Services

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

Service and Support

         In addition to assembling custom computer systems for our customers, we complement our computer assembly and distribution with value-added services and support, including in-house and/or on-site warranty repair, installation, support and maintenance for the MIAD ULTRA(R) line of systems delivered to clients. We are also one of the few authorized Compaq Service Centers in Ontario, Canada and an authorized IBM Service Center. Our staff upgrade their technical education as part of an ongoing program. We have , over the past two years, rounded our services offering, by providing web design to the educational segment and e-commerce consulting.


Technical Procedures

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

         Our current client base is primarily focused in four major market segments. This includes (1) major corporate accounts; (2) institutional accounts to acute care facilities located in the Toronto area; (3) utilities and (4) educational which includes many of the top private schools and community colleges in Ontario.

         At this stage of our development, we are still a relatively small player in the Canadian marketplace. However, we believe that we have the structure and the strategic plan which we expect will allow us to become a significant player in the Canadian IT systems and services business. We are not yet measuring market share in either the corporate, utility or institutional fields. We have had significant success in penetrating the Ontario private school and community college markets. Although we have secured many of the top name institutions as our clients, our market share is also still in the single digit range.

         We intend, during the coming fiscal year, to add sales representatives to the Toronto and southwestern Ontario territory, focus on new accounts generally and the Itronix product line specifically and increase exposure on our service offerings featuring IBM and Compaq warranty and repair service, refine or improve our electronic presence with emphasis on small and medium business, provide educational, web-hosting and e-commerce services to our client base.

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

         When our role is reselling, high-end name-brand services (such as IBM and Compaq), to clients and potential clients, we find ourselves competing with other resellers such as Next Innovations formerly EDS/Systemshouse, Quiet Touch Computers, GE Capital Corp., Microage, Compugen, etc. We believe that we are competitive with these resellers because of our authorizations to service several of the brand name lines such as IBM and Compaq and our ability to provide technical support and education services. These factors enable us to effectively compete with larger, better financed companies. We also work closely with our educational clients to experiment with new technologies for their businesses and work with educational associations to secure special prices and configurations for these clients. In addition, we also offer our clients technical training, web-hosting and e-commerce services. We believe that these additional services provides us with a competitive edge over our competitors and what sets us apart.


(J) SOURCES OF SUPPLY

         For our "build-to-order" MIAD ULTRA(R) line of business computers, we purchase name brand quality products from manufacturers such as Intel, Quantum, ATI, Seagate, Maxtor, Panasonic, Acer, LG Electronics, Fujitsu, and others. Our purchase of these components is based on price, service and availability from among a number of distributors based in the Toronto area. These distributors include Synnex Canada, Supercom, Scan Tech, Bell Micro Products, Ingram Micro Canada, GB Micro, Tech Data Canada.

         When we supply high end servers from IBM, Microsoft, Hewlett-Packard, Compaq and others, we also acquire the products based on prices, service and availability primarily from the larger international distributors in the Toronto area (Synnex Canada, Ingram Micro Canada, Tech Data Canada, etc.). Supplies for brand name products from major vendors such as IBM, Compaq, etc. are readily available from the major distribution companies in Canada, including Ingram Micro Canada which is the largest in Canada. The major vendors supply the distributors who, in turn, supply major vendor approved resellers such as MIAD.

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

(K) DEPENDENCE ON MAJOR CUSTOMERS

         Our current customer-base is well diversified and spans multiple industry groups. These include major corporate, institutional, utility and educational customers.

         With a focus on specific industries, we have grown our client-base by concentrating on penetration of each of the specific industry groups. In the fiscal year ended September 30, 2001, 360 Networks, Inc. accounted for 36% of our revenue. For the current fiscal year, ending September 30, 2002 no single client represented 10% or more of our revenue.

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

(O) EMPLOYEES

         As of the date of this filing, we employ 10 persons (all of which are full-time employees). None of our employees are covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

ITEM 2.   PROPERTIES

         Our facilities are located at 43 Rivera Drive, Unit 6, Markham, Ontario, Canada. The facility is a modern, secure, industrial brick and concrete block building. We currently occupy 9,800 square feet of warehouse, assembly, service and office space. The current lease expires in November 2005. Our monthly rent is $6,650 (Canadian including taxes) per month.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings. There has never been a bankruptcy or receivership proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Shareholders was held on June 26, 2002. The purpose of the meeting was to re-elect Michael Green to serve as a director and ratify the appointment of Brodeur, Dennis Chartered Accountants to serve as the Company's independent auditor for the current fiscal year. Mr. Green was the Company's only director prior to the annual meeting and was the only person to stand for election to the Board of Directors.

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

1999                                         High                Low
----                                         ----                ---

Quarter ended June 30                       $ 1.00              $ 1.00

Quarter ended September 30                    1.50                1.00

Quarter ended December 31                    2.375                1.375

2000
----

Quarter ended March 31                       2.375               2.1875

Quarter ended June 30                         3.25               2.375

Quarter ended September 30                    2.80               2.6825

Quarter ended December 31                     2.75               2.75


2001
----

Quarter ended March 31                        2.00               1.25

Quarter ended June 30                         2.00               1.96

Quarter ended September 30                    2.25               1.75

Quarter ended December 31                     2.25               1.75


2002
----

Quarter ended March 31                        1.90               1.01

Quarter ended June 30                         2.00               1.05

Quarter ended September 30                    1.50               0.29

Quarter ended December 19                     0.25               0.17

          There can be no assurances that an active public market for the common stock will develop or be sustained.

Holders:
--------

         As of September 30, 2002 there were 3,711,400 shares issued and outstanding and 45 shareholders of record. We also have warrants outstanding which, if exercised would result in the issuance of an additional 616,600 shares of our restricted common stock.

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

         The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended September 30, 2002.

         The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-KSB..

         All figures stated herein are in Canadian dollars.


RESULTS OF OPERATIONS
---------------------

Twelve months ended September 30, 2002 compared to same period in 2001.

         Revenues
         --------

         For the fiscal year ended September 30, 2002 our revenues decreased marginally by 2.5 % from $8,085,766 in the same period in 2001 to $7,880,304. MIAD's moderate revenue decline for the fiscal year is the result of two contrary factors that we mentioned in previous quarterly reports. The first negative factor is the result of the problems arising from the slowing economy in the United States and Canada during the 2001 and 2002 calendar years which, in turn, contributed to a general slowdown in orders for all major computer manufacturers and computer distribution organizations in North America. The second negative factor is that MIAD's largest client, in fiscal 2001, filed for Chapter 11 bankruptcy in mid-calendar year 2001. The client has placed no orders with the Company in the current fiscal year yet represented approximately $2,864,000 of revenue ( 36 % of total revenue ) in the last fiscal year ended June 30, 2001. MIAD has been making efforts to replace the revenue lost from the bankruptcy of this former largest customer by securing new clients. On the positive side, the results of this program are evidenced in the last two fiscal quarters where the Company has added revenues from fifteen new name accounts and has replaced virtually all of the $2,864,000 of revenue that the former client represented last year in spite of the difficult economic circumstances.

         According to a recently released report from Statistics Canada, Canadian business investment in the high-tech sector (our Company's industry) will lead the economic recovery in Canada. MIAD sees this economic forecast as support for its expectations of improving demand for MIAD products in the future although this cannot be assured.

         During this downturn in the economy, MIAD took steps which management believed would reduce the impact of the declining economy on its business and prepare for the anticipated upturn as to which no assurances can be given. These steps include maintaining relationships and authorizations with the major vendors of servers, desktop and laptop systems, as well as seeking and securing additional service and product authorizations from top name suppliers and investing in additional technical staff training. MIAD has recently been successful in securing distribution rights, in Canada, for Itronix Corporation who provide leading-edge rugged wireless computer systems in the United States which are used in the public sector, utilities and distribution industries. The ruggedized wireless portable computer systems marketplace is currently a growth segment of the industry. IBM Canada has continued to feature MIAD in its advertising campaigns in major business publications; MIAD has appeared in over ten IBM ads in the last year. IBM Canada has recently published a new sales brochure that features MIAD's success in providing quality products and services in the municipal government marketplace.

         The economic downturn has contributed to competitive pressures on pricing and margins. MIAD has a lower profit margin on major vendor products which it resells, particularly laptop computers. Management expects that revenues from service activities such as repair, maintenance, networking and web design will, to a limited extent, offset some of the lost revenues from product sales. Further, since margins from service activities are currently higher than those from product sales, it is anticipated that current gross margins as a percentage of total sales can be maintained or improved, although this cannot be assured.

         The Company's success in implementing its strategic objectives, in these difficult economic times, has resulted in our third consecutive quarter of net profit and our first fiscal year profit , although there is no assurance that this trend can be maintained.

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales increased 4.4% to $1,236,765 in the fiscal year ended September 30, 2002 from $1,185,122 in the comparable period in the previous fiscal year. This increase in total gross profit was realized despite a small decrease in total revenue. The gross profit margin on product sales increased to 15.7 % in the fiscal year ended September 30, 2002 as compared to 14.7 % in the same fiscal year period ended September 30, 2001.

         Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.


         Operating Expenses
         ------------------

         Operating expenses decreased from 17.2% of revenue in the fiscal year period ended September 30,2001 to 15.3% of revenue in the current fiscal year. During the current fiscal year, we undertook a review of all expense items and initiated cutbacks in selected areas. Operating expenses, in total, were significantly reduced from $1,393,348 in the fiscal year ended September 30, 2001 to $1,203,877 in the current fiscal. This total dollar decrease is primarily attributable to the reduced wages of senior management, the reduced sales commissions on lower sales volume, reduced travel expenses and cutbacks in selected spending areas. Our operating costs continue to be negatively affected by MIAD's ongoing professional expenses incurred as a reporting company. Depreciation expense increased from $6,659 in the previous fiscal year ended September 30, 2001 to $30,886 in the current fiscal year due to the additions to fixed assets. Interest expense increased from $15,913 in the fiscal year ended September 30, 2001 to $37,152 in the fiscal year ended September 30, 2002. Interest expense was payable to our major suppliers based on the total amount and days outstanding of our accounts payable. The decline in the economy caused a delay in MIAD collecting from its clients and conversely in remitting its outstanding balances to its major suppliers.


 LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002, we had cash on hand of $191,445 compared to $520,396 as of year-end, September 30, 2001. The net working capital as of September 30, 2002 was ($191,354) compared to the net working capital as of year-end September 30, 2001 of $28,475 reflecting a decrease in net working capital of $219,829. This decrease is primarily due to our additions to capital assets. During the fiscal year ended September 30, 2002, we generated $102,318 from operating activities compared to using $268,589 for the same period in the previous fiscal year. Cash from financing activities decreased from $1,307 in the comparable twelve-month period in the last fiscal year to nil in the twelve-month period ended September 30, 2002. MIAD added $226,633 of capital assets in the twelve-month period ended September 30, 2002 compared to $9,477 of capital asset additions in the last fiscal year.

         Two suppliers have security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to the two suppliers at September 30, 2002 was $1,249,722. MIAD's president has personally guaranteed all the debts owing to one of these suppliers, Ingram Micro Canada, Inc.

         MIAD does not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments for the fiscal year ending September 30, 2003. MIAD's liquidity is derived primarily from cash flow from sales and external sources. MIAD's external sources of liquidity consist of the possible exercise of up to 616,600 outstanding warrants at $1.00 per warrant until December 31, 2002 which would result in additional working capital, a possible increase in the lines of credit with major distributors and possible bank financing. No assurance can be given that any warrants will be exercised by warrant holders. In addition, increases in lines of credit with major distributors or bank or other debt financing, if sought, may not be available, or if available, the terms may not be satisfactory to the MIAD.


RECENT ACCOUNTING PRONOUNCEMENTS


         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations. This statement supercedes APB Opinion No. 16, Business Combinations and FASB No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and applies to all business combinations initiated after June 30, 2001. This statement eliminates the pooling method of accounting for a business combination and requires the use of purchase accounting. The Company feels this statement will not have a material impact on our financial statements.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This Statement is effective for years beginning after December 15, 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company feels this statement will not have a material impact on our financial statements.

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

         In August 2001, the FASB issued Statement of Financial Accounting Standards no. 143 ("SFAS 143") , Accounting for Asset Retirement Obligations, which the Company will be required to adopt as of January 1, 2003. This statement requires us to record a liability in the period in which an asset retirement obligation ("ARO") is incurred. Also, upon initial recognition of the liability, the company must capitalize additional asset cost equal to the amount of the liability. In addition to any obligations that arise after the effective date of SFAS 143, upon initial adoption, the company must recognize (1) a liability for any existing AROs, (2) capitalized cost related to the liability, and (3) accumulated depletion, depreciation, and amortization on that capitalized cost. The Company is currently reviewing the provisions of the statement and assessing their impact on our financial statements. The Company feels this statement will not have a material impact on our financial statements.

         In November 2001, the FASB issued Statement of Financial Accounting Standards no. 144 ("SFAS 14") , Accounting for the Impairment or Disposal of Long- Lived Assets, which supercedes FASB Statement no. 121 , Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121 ") .This statement is effective for years beginning after December 15, 2001. This statement retains the fundamental provisions of SFAS 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used. However, it provides additional guidance on estimating future cash flows and amends the rules related to assets to be disposed of and held for sale. The Company is currently reviewing the provisions of the statement and assessing their impact on our financial statements. The Company feels this statement will not have a material impact on our financial statements.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         (A) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
         ------------------------------------------------------

         As of September 30, 2002, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer and the expiration of their terms as directors are as follows:

                                                               Period Served as
Name              Age   Position                               Director
----              ---   --------                               --------

Michael Green     59    President, Chief Executive             Since
                        Officer and Director                   November 1996

John Pryce        37    Vice-President, Senior                      N/A
                        Sales Executive


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

         John Pryce is Vice-President and Senior Sales Executive since January 15, 2002. Prior to joining MIAD, Mr. Pryce was Vice-President of Micro Alternative Solutions responsible for managing the day-to-day operations including partnership relations, sales and marketing strategies, staffing, profitability, direction and growth. Mr. Pryce's career includes ten years as a systems account manager for NEC Canada and Filbitron Marketing, followed by five years at Electrolab Systems as Western Canadian Sales Manager. Mr. Pryce is a graduate of Centennial College of Arts and Technology in Marketing Management.

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


         (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         Commencing in October 1999, Mr. Joseph Misetich was our Vice-President and senior sales executive. Upon reaching retirement age this year, Mr. Misetich retired as an officer and full-time employee. Mr. Misetich currently acts for the Company as an independent commissioned agent selling to a few selected accounts.

         (D) FAMILY RELATIONSHIPS

         Michael Green, our President and Chief Executive Officer and a director, and Adrienne Greene, a holder of more than 10% of our common stock, are brother and sister.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation of our management for the past four fiscal years. Michael Green, our President and Chief Executive Officer is the only member of our current management that earned $100,000 or more in each of the last four fiscal years.


                           Summary Compensation Table

                                                                                        Long Term Compensation
                                                                                       -----------------------
                                           Annual Compensation                      Awards                  Payouts
                                           -------------------                      ------                  -------
Name and                                                 Annual           Restricted         Under-lying      LTI          Other
principal     Fiscal       Base                          compen-          Stock Awards       Options          Pay-outs     Comp-
position      Year         Salary          Bonus         sation           ------------       -------          --------     ensation
--------      ----         ------          -----         ------                                                            --------
Michael       2002         100,000         none          100,000          none               none             none          none
Green
President     2001         180,000         15,000        195,000          none               none             none          none
CEO and
Director      2000         180,000         26,000        206,000          none               none             none          none

              1999         135,000         15,000        150,000          none               none             none          none


John Pryce    2002          53,125         10,000         63,125          none               25,000           none          none
Vice
President
(1)
------------------------------------------------------------------------------------------------------------------------------------

         1) Mr. Pryce did not join us until January 2002.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

         All reports required by Section 16(a) of the Exchange Act were not timely filed by all directors and beneficial owners of more than ten (10%) percent of any class of equity securities of the Company registered pursuant to
Section 12 of the Act. The Form 3 for each of Mr. Green and for Ms. Green were filed in November 2001.

OPTION GRANTS IN 2002
---------------------

         Options to purchase an aggregate of 25,000 shares of our common stock were approved by the Board of directors on September 20, 2002. The options have an exercise price of $0.69 (USD) per share and are exercisable, in part, at any time from September 20, 2003 until September 20, 2007. The exercise price per share of the common stock Option was the fair market value on the date on which the exercise was granted.

AGGREGATED OPTION/ EXERCISES AND FISCAL YEAR-END OPTIONS/EXERCISES
------------------------------------------------------------------


                        OPTIONS                    EXERCISE
             --------------------------   ----------------------------
                                                              Shares
                     Shares      Option   Start     Expiry   Exercised
Grant Month  Year   Optioned     Price     Date      Date     9/30/02
-----------

June         1999    160,000    $0.20    June/01    June/06    none

September    2001     40,000    $1.75    Sept/02    Sept/06    none

September    2002     25,000    $0.69    Sept/03    Sept/07    none


                                      Stock Options
                                       Outstanding
                                       -----------

Outstanding at beginning of year         200,000

Granted during year                       25,000

Exercised                                     --
                                              --
Canceled                                      --
                                         -------
Outstanding at end of year (9/30/02)     225,000


Exercisable at end of year (9/30/02)      90,000



LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE
----------------------------------------------

         None

COMPENSATION OF DIRECTORS
-------------------------

         None

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         (A) EMPLOYMENT AGREEMENTS

         Mr. Green currently has a one year employment agreement that provides for an annual salary of $200,000 (Canadian) per year. He also is entitled to earn a sales commission at the rate of $5,000 for each $1,000,000 of sales achieved by us in the fiscal year up to the first $10,000,000 of sales. If sales exceed $10,000,000, he will receive a bonus of $20,000. For sales above $10,000,000, his bonus will be $12,000 for each $1,000,000 of sales. Mr. Green also will be entitled to receive a bonus of 4% of our pre-tax profit. The employment agreement also provides a covenant by Mr. Green that he will not compete with or solicit any business of MIAD for a three year period from October 1, 2000. This employment agreement was extended for an additional one year term and expires in October 2002. Mr. Green did not receive the full amount to which he was entitled , as per his compensation agreement, in the fiscal year ended September 30, 2002. In addition, Mr. Green has personally guaranteed all debts owing to Ingram Micro Canada, Inc., one of MIAD's major suppliers.

         Mr. Pryce has a one year employment agreement that provides for an annual salary of $75,000 (Canadian per year). He is entitled to earn sales commission based on his personal sales and a bonus based on the profitability of business closed. This employment agreement commenced on January 15, 2002 and expires on January 14, 2003.

         (B) TERMINATION OF EMPLOYMENT AGREEMENTS

                  None

         (C) CHANGE OF CONTROL ARRANGEMENTS

                  None


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         ---------------------------------------------------

         The following information relates to those persons who are the beneficial owners of five percent or more of our outstanding voting common stock:


Title of      Name and Address of         Amount and Nature of    Percentage
Class         Beneficial Owner            Beneficial Owner (1)    of Class (2)
-----         ----------------            --------------------    ------------

Common        Michael Green               1,960,000               52.8%
              178 Ridley Blvd.
              Toronto, Ontario, Canada

Common        Adrienne Green                490,000               13.2%
              5096 Bloomington Road
              Stouffville, Ontario,
              Canada
-----------------------------------
(1) These shares are directly owned by each individual.

(2) Percentage is based upon 3,711,400 shares of common stock outstanding on September 30, 2002.

         (B) SECURITY OWNERSHIP OF MANAGEMENT

         The following table has been completed for each of the shares of common stock beneficially owned by our directors, nominees, and executive officers and all officers and directors as a group:


                    Name and Address of    Amount and Nature of    Percentage
Title of Class      Beneficial Owner       Beneficial Owner (1)    of Class (2)
--------------      ----------------       --------------------    ------------

Common              Michael Green          1,960,000               52.8%
                    178 Ridley Blvd.
                    Toronto, Ontario,
                    Canada
All officers and                           1,960,000               52.8%
directors as a
group (1 person)
-----------------------------
(1) These shares are directly owned by the individual.

(2) Percentage is based upon 3,711,400 shares of common stock outstanding on September 30, 2002.

STOCK OPTION PLAN

         In June 1999 the Board of Directors approved a Stock Option Plan (the "Plan") which authorizes that up to a maximum of 15% of the Company's issued and outstanding common stock is available to be issued under the Plan to those persons who can participate in the Plan in accordance with its terms. Options to purchase an aggregate of 160,000 shares of our common stock (the "Options") were approved by the Board of Directors in June 1999 for two persons and ratified by our shareholders when they approved the Plan at our shareholders meeting held on April 24, 2001. The Options have an exercise price of $.20 (USD) per share and are exercisable, in part, at any time from June 17, 2001 until June 17, 2006. The exercise price was determined by the Board at a time prior to the Company's common stock being listed for trading in the "pink sheets". Options to purchase an aggregate of 40,000 shares of our common stock were approved by the Board of Directors on September 24, 2001. These options have an exercise price of $1.75
(USD) per share and are exercisable, in part, at any time from September 24, 2002 until September 24, 2006. In addition, options to purchase an aggregate of 25,000 shares of our common stock were approved by the Board of Directors on September 20, 2002. The options have an exercise price of $0.69(USD) per share and are exercisable, in part, at any time from September 20,2003 until September 20,2007. In both of these latter instances, the exercise price per share of common stock was the fair market value on the date on which the option was granted The Plan provides that no resident of the United States may be a participant in the Plan unless such participation would not violate any applicable securities or other laws of the United States or any state, territory or possession of the United States.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the past two (2) years, we have not entered into a transaction with a value in excess of $60,000 with an officer, director or beneficial owner of 5% or more of our common stock except as described under Item 9(c) entitled "Identification of Certain Significant Employees" and Item 4. entitled "Employment Agreements" and as follows:

         In July 2000, we entered into security agreements with each of our two major suppliers. Our President, Michael Green, has personally guaranteed all of the debts owing to Ingram Micro Canada, Inc., one of these suppliers. The amount of the debt guaranteed by Mr. Green to Ingram Micro at September, 2002 was $355,242 (Canadian).

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 10-K

         (A)      DOCUMENTS FILED AS A PART OF THIS REPORT
                  ----------------------------------------

                  See Part F/S below for an index to the Financial Statements attached which are included as an integral part of this Report.

         (B)      REPORTS ON FORM 10-K
                  --------------------

                  None


PART F/S.  FINANCIAL STATEMENTS OF MIAD SYSTEMS, LTD.

         Independent Auditor's Report
         Audited Balance Sheet as of September 30, 2002 and 2001
         Audited Statements of Operations for the year ended September 30, 2002 and 2001
         Audited Statement of Shareholders' Equity for the year ended September
            30, 2002 and 2001
         Audited Statements of Cash Flows for the year ended September 30, 2002 and 2001
         Notes to Audited Financial Statements

                                INDEX TO EXHIBITS

         3.0      Articles of Incorporation of MIAD Systems Ltd.*
         3.1      Articles of Amendment of Articles of Incorporation*
         3.2      Bylaws*
         4.0      Warrant Certificate*
         10.0     Office Lease dated November 14, 1996*
         10.1     Lease Renewal Agreement dated September 13, 2001**
         10.2     Employment Agreement for Michael Green dated October 1, 1999*
         10.3     Renewal Employment Agreement for Michael Green dated October
                  1, 2002
         10.4     Employment Agreement for John Pryce dated November 22, 2001
         10.5     Stock Option Plan*
         10.6     Security Agreement with Merisel Canada, Inc.*
         10.7     Security Agreement with Ingram Micro Canada, Inc.*
         99-1     Certification by Chief Executive Officer
         99-2     Certification by Chief Financial Officer
--------------------------------------------------------------------------------
* Filed as an exhibit to Form 10-SB filed with the SEC on July 10, 2001
** Filed as an exhibit to Form 10-KSB filed with the SEC on January 14, 2002

                                 SIGNATURE PAGE


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                MIAD  SYSTEMS, LTD.


Date:   December 19, 2002                       By: /s/ Michael A.S. Green
                                                ---------------------------
                                                Michael A. S. Green, President
                                                and Principal Financial Officer




         In accordance with the exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael A.S. Green                               December 19, 2002
----------------------                               -----------------
President and Director

                                MIAD SYSTEMS LTD.

                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                                MIAD SYSTEMS LTD.

                          INDEX TO FINANCIAL STATEMENTS




                                                                  PAGE
--------------------------------------------------------------------------------

Independent Auditors' Report                                       F-1
Balance Sheets                                                     F-2
Statements of Operations                                           F-3
Statement of Shareholders' Equity                                  F-4
Statements of Cash Flows                                           F-5
Notes to Financial Statements                                      F-6 - F-12

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
MIAD SYSTEMS LTD.

We have audited the balance sheets of MIAD SYSTEMS LTD. as at September 30, 2002 and 2001, and the statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in accordance with Canadian accounting principles generally. There are no differences between United States GAAP and Canadian GAAP as they relate to the financial statements of MIAD SYSTEMS LTD.; see note 10 for certain disclosure differences.





                                       /s/ Brodeur Dennis Chartered Accountants

                                           Brodeur Dennis Chartered Accountants
Richmond Hill, Ontario
November 27, 2002

                                MIAD SYSTEMS LTD.

                                 BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)


                                     ASSETS                                   2002             2001
------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                             $   191,445      $   520,396
    Accounts receivable, net (Notes 2 and 4)                                  929,351          486,367
    Inventories (Notes 2 and 4)                                               211,906          243,856
    Prepaid expenses                                                           11,218           19,195
                                                                          ----------------------------

           TOTAL CURRENT ASSETS                                             1,343,920        1,269,814

CAPITAL ASSETS (NOTE 3)                                                       227,142           31,375
                                                                          ----------------------------

           TOTAL                                                          $ 1,571,062      $ 1,301,189
                                                                          ============================

                                   LIABILITIES
------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
    Accounts payable and accrued charges (Note 4)                         $ 1,535,274      $ 1,298,289
                                                                          ----------------------------

           TOTAL CURRENT LIABILITIES                                        1,535,274        1,298,289
                                                                          ----------------------------

           TOTAL LIABILITIES                                                1,535,274        1,298,289
                                                                          ----------------------------

                              SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
CAPITAL STOCK (NOTE 5)

  First Preference shares without par value , authorized - unlimited;
           issued and outstanding - Nil
  Common shares without par value, authorized - unlimited; issued and outstanding 3,711,400 at September 30, 2002; 3,711,400
           at September 30, 2001                                              590,299          590,299

DEFICIT                                                                      (554,511)        (587,399)
                                                                          ----------------------------
           TOTAL STOCKHOLDERS' EQUITY                                          35,788            2,900
                                                                          ----------------------------
           TOTAL                                                          $ 1,571,062      $ 1,301,189
                                                                          ============================


 On Behalf of the Board:

/s/ Michael Green          Director



See notes to financial statements

                                MIAD SYSTEMS LTD.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                        2002            2001
--------------------------------------------------------------------------------

SALES, NET                                          $ 7,880,304     $ 8,085,766

COST OF SALES, NET                                    6,643,539       6,900,644
                                                    ---------------------------

GROSS MARGIN                                          1,236,765       1,185,122
                                                    ---------------------------

OPERATING EXPENSES
    Wages and benefits                                  798,634         989,433
    Salesmen's auto, travel and promotion               111,870         167,306
    Rent                                                 71,837          48,103
    Professional fees                                    59,183          54,291
    Office and general                                   32,845          42,330
    Telephone                                            34,482          27,901
    Insurance                                             2,797          18,308
    Interest on loans payable                            37,152          15,913
    Bank charges                                          5,839           8,977
    Advertising                                           5,550           3,507
    Utilities                                             7,822           5,620
    Bad debts                                             5,000           5,000
    Depreciation                                         30,866           6,659
                                                    ---------------------------
TOTAL OPERATING EXPENSES                              1,203,877       1,393,348
                                                    ---------------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          32,888        (208,226)
                                                    ---------------------------

PROVISION FOR INCOME TAXES                                   --              --
                                                    -----------     -----------
NET INCOME (LOSS)                                   $    32,888     $  (208,226)
                                                    ===========================


NET EARNINGS (LOSS) PER COMMON SHARE
    Basic and fully diluted (Note 10(i))                   0.01           (0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic and fully diluted                           3,711,400       3,685,268


See notes to financial statements

                                MIAD SYSTEMS LTD.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                          Common Shares
                                        Shares       Amount       (Deficit)       Total
                                      ----------------------------------------------------
Balances September 30, 2000           3,673,400     $ 532,501     $(379,173)     $ 153,328
    Exercise of warrants                 38,000        57,798            --         57,798
    Net loss for the year ended
    September 30, 2001                       --            --      (208,226)      (208,226)
                                      ----------------------------------------------------

Balances September 30, 2001           3,711,400       590,299      (587,399)         2,900
    Net income for the year ended
    September 30, 2002                       --            --        32,888         32,888
                                      ----------------------------------------------------
Balances September 30, 2002           3,711,400     $ 590,299     $(554,511)     $  35,788
                                      ====================================================



See notes to financial statements

                                MIAD SYSTEMS LTD.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                           2002             2001
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $    32,888      $  (208,226)
    Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation                                        30,866            6,659
        Common shares issued for services                       --               --
        Changes in certain  assets and liabilities
           Accounts receivable                            (442,984)       1,092,960
           Inventories                                      31,950          (47,103)
           Prepaid expenses                                  7,977            8,500
           Accounts payable and accrued charges            236,985         (584,201)
                                                       ----------------------------

NET CASH USED IN OPERATING ACTIVITIES                     (102,318)         268,589
                                                       ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                   (226,633)          (9,477)
                                                       ----------------------------
NET CASH USED IN INVESTING ACTIVITIES                     (226,633)          (9,477)
                                                       ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from a director                               120,000               --
    Repayments to a director                              (120,000)              --
    Repayments on loans payable                                 --          (56,491)
    Net proceeds from private placement                         --           57,798
                                                       ----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       --            1,307
                                                       ----------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 (328,951)         260,419

CASH AND CASH EQUIVALENTS AT  BEGINNING OF YEAR            520,396          259,977
                                                       ----------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $   191,445      $   520,396
                                                       ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Interest paid in cash during the period            $    37,152      $    15,913
                                                       ============================

    Income taxes paid in cash during the period        $        --      $        --
                                                       ============================

See notes to financial statements

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

         MIAD Systems Ltd. (the "Company") was incorporated in 1993 under the laws of the Province of Ontario and is primarily engaged in computer assembly, distribution and integration; computer warranty and maintenance service and e-business consulting.

2.  SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

    Basis of Accounting

         These financial statements are prepared in accordance with Canadian generally accepted accounting principles ("GAAP") which differ in certain respects with United States GAAP. United States GAAP disclosure requirements are presented in Note 10.

    Allowance for Doubtful accounts

         At September 30, 2002 and 2001, the allowance for doubtful accounts on accounts receivable was $10,000 and $5,000 respectively.

    Capital Assets and  Depreciation

         Capital assets are recorded at cost less accumulated depreciation. The useful lives of internal computers is eight years. The useful live of furniture and fixtures is eight years. Depreciation based upon the estimated useful lives of the assets is calculated as follows.

                 Office Equipment           - 30%  declining balance  method
                 Computer equipment         - 30%  declining balance  method
                 Computer software           straight-line over 60 months

    Cash and Cash Equivalents

         Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company periodically maintains cash balances in financial institutions in excess of insured limits.

    Concentrations of Credit Risk

         The company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. During fiscal year ended September 30, 2002, no single customer accounted for 10% of the Company's accounts receivable or revenues. During the fiscal year ended September 30, 2001, one customer accounted for 36% of the Company's revenue and had a nil balance in accounts receivable at year end.

    Foreign Currency Transactions

         Monetary assets and liabilities denominated in a foreign currency are translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2000
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

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

    Inventories

         Inventories are valued at the lower of cost or net realizable value, with cost being determined on an average cost basis. As at September 30, 2001 and 2000, inventory by major classification was as follows:

                                                       2002             2001
                                                    -------------------------
         Finished goods                             $ 46,541         $ 50,894
         Component parts                             165,365          192,962
                                                    -------------------------
                                                    $211,906         $243,856
                                                    =========================

    Net Earnings (Loss) per Common Share

         Basic net earnings (loss) per share is computed by dividing net earnings (loss) available to the common shareholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share is computed by giving effect to all dilutive securities convertible into common shares.

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

         Revenue from network installations, warranty and repair service and e-business consulting are recognized after the completion of the service.

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

 3. CAPITAL ASSETS
--------------------------------------------------------------------------------

                                            ACCUMULATED     NET          NET
                                  COST     DEPRECIATION     2002         2001
                                -----------------------------------------------

     Office equipment           $165,127     $ 52,642     $112,485     $ 16,294
     Furniture and fixtures       63,802       28,945       34,857       15,081
     Computer software            84,000        4,200       79,800           --
                                -----------------------------------------------
                                $312,929     $ 81,587     $227,142     $ 31,375
                                ===============================================

    During the year ended September 30, 2002, the Company charged depreciation of $30,866 and during the year ended September 30, 2001 charged depreciation of $6,659.

4.  ACCOUNTS PAYABLE
--------------------------------------------------------------------------------

    During 2000, the Company signed General Security Agreements with two of its suppliers granting security over all of the assets of the company ranking after Metcan Information Technologies Inc.'s General Security Agreement and after any banking security. One supplier is owed $894,480 and the second supplier is owed $355,242. The company purchases the majority of its products from these two suppliers. The president of the company has personally guaranteed all debts owing to one of the suppliers.

5.  CAPITAL STOCK
--------------------------------------------------------------------------------

    The Company is authorized to issue an unlimited number of shares of common stock without par value (which is the common form of incorporation in Canada), of which 3,711,400 shares are issued and outstanding as of September 30, 2002. The holders of common stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of shareholders is taken. The holders of the common stock do not have any preemptive rights to subscribe for or purchase any shares of any class of stock.

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

    The Company has authorized common stock purchase warrants which entitle the holder to purchase one share of restricted common stock at an exercise price of $1.00 U.S. per share at any time prior to December 31, 2002. Until exercised, holders of the warrants have none of the rights of shareholders of the company. At September 30, 2002, 616,600 warrants remain outstanding.

6.  TAX LOSSES
--------------------------------------------------------------------------------

    The Company has unrecorded non-capital income tax loss carryforwards that may be used to reduce future tax liabilities. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, the Company has not recorded any net benefit of the loss carryforwards. These losses will expire in the following years:

                                           2003           $   60,000
                                           2006           $  126,000
                                           2007           $  123,000
                                           2008           $  195,000

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

7.  LEASE OBLIGATIONS
--------------------------------------------------------------------------------

    Premises

    The Company's rent expense for the year ended September 30, 2002 was $48,103 and the rent expense for the year ended September 30, 2001 was $48,103. The Company has negotiated an extension to the current lease for a term of four years ending November 30, 2005 at a rent of approximately $7,000 per month.


8.  LICENCING AGREEMENT
--------------------------------------------------------------------------------

    The company entered into a licencing agreement with International Business Machines Corporation (IBM) whereby the company has nonexclusive rights to sell certain licensed products in Canada. The company is required to pay flat annual fee for this right. The company paid $1,000 for fiscal 2002 and $18,000 for fiscal 2001.

9.  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

    During the year, a director advanced funds of $120,000 to the Company and the Company repaid the director prior to the end of the year. A director is employed by the Company under a service contract and was paid $100,000.

10. UNITED STATES GAAP DISCLOSURE REQUIREMENTS
--------------------------------------------------------------------------------

(I) NET INCOME (LOSS) PER COMMON SHARE
--------------------------------------------------------------------------------

    Under United States GAAP, SFAS No.128, "Earnings Per Share", requires the companies to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. The statements also requires dual presentation of basic and fully diluted EPS for all entities with complex capital structures. For the years ended September 30, 2002 and September 30, 2001, basic and diluted weighted average common shares include only common shares outstanding. During fiscal 2001, the inclusion of stock warrants and the stock option plan would be antidilutive and as a result are not included. During fiscal 2002, the price of the warrants exceeded the average market value of the common shares. The stock warrants, if exercised would have increased common shares outstanding at September 30, 2002 and September 30, 2001 by 616,600 shares.

(II) REVENUE RECOGNITION

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

(III) FREIGHT COSTS
--------------------------------------------------------------------------------

    Freight costs incurred for delivering goods to customers are included in cost of goods sold and amounted to $41,700 and $40,066 in 2002 and 2001, respectively. The Company generated $24,600 and $24,081 of freight revenues recharged to customers in 2002 and 2001, respectively, and these amounts are included in sales.

(IV) STATEMENT OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

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

(V)  EQUITY BASED COMPENSATION
--------------------------------------------------------------------------------

    The company stock option plan authorizes the granting of stock options to employees. Under the plan, the exercise price of the option equals the market price of the the Company's stock on the grant date. The option vests equally over four years with a maximum term of five years.

    The Company currently accounts for its equity based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No.123, accounting for stock based compensation, it has elected only to comply with disclosure requirements in SFAS No.123, which include disclosing pro forma net income as if the fair value based method of accounting had been applied. Fair value of the options was determined using an option-pricing model which considers the exercise price and expected life of the option as of the grant date, expected dividends on the units, volatility and the risk-free interest rate for the expected term of the option. No compensation was recognized under the Stock Option Plan during the period June 1, 1999 (inception) to September 30, 2002. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant date consistent with the method of FASB statement 123, $4,241 of compensation expense would have been recognized. This resulted in no material impact on earnings per share.

    The following table summarizes the stock option plan activity:

                                               Stock Options      Exercise Price
                                               -------------      --------------
        Granted - 1999                             160,000              0.20
        Granted - 2001                              40,000              1.75
        Granted - 2002                              25,000              0.69
        Exercised                                       --                --
        Cancelled                                       --                --
                                                   -------------------------

        Balance, September 30, 2002                225,000                --
                                                   =========================

        Exercisable, September 30, 2002             90,000

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

(VI) INCOME TAXES
--------------------------------------------------------------------------------

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

    A summary of the provision for income taxes for the year ended September 30, 2002 is as follows:

           Currently Payable                                          $      --
           Deferred benefit                                             202,000
           Valuation allowance                                         (202,000)
                                                                      ---------
           Provision for income taxes                                 $      --
                                                                      =========
           Deferred tax assets (liabilities) at September 30, 2000 are as follows:

           Available Non-capital losses                               $ 202,000
           Less: Valuation allowance                                   (202,000)
                                                                      ---------
           Net deferred tax assets                                    $      --
                                                                      =========

    The Company has used an estimated federal tax rate of 26% and an estimated provincial tax rate of 14% for all deferred tax computations. The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. The Company has available non-capital losses as of September 30, 2001 of approximately $504,000. The non-capital losses will expire beginning in 2003.

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

(VIII)RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations. This statement supercedes APB Opinion No. 16, Business Combinations and FASB No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and applies to all business combinations initiated after June 30, 2001. This statement eliminates the pooling method of accounting for a business combination and requires the use of purchase accounting. The Company feels this statement will not have a material impact on our financial statements.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This statement is effective for years beginning after December 15, 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. This statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. The Company feels this statement will not have a material impact on our financial statements.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

(VIII)RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)
--------------------------------------------------------------------------------

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which the Company will be required to adopt as of January 1, 2003. This statement requires us to record a liability in the period in which an asset retirement obligation ("ARO") is incurred. Also, upon initial recognition of the liability, the company must capitalize additional asset cost equal to the amount of the liability. In addition to any obligations that arise after the effective date of SFAS 143, upon initial adoption the company must recognizee (1) a liability for any existing AROs, (2) capitalized cost related to the liability, and (3) accumulated depletion, depreciation, and amortization on that capitalized cost. The Company is currently reviewing the provisions of the statement and assessing their impact on our financial statements. The Company feels this statement will not have a material impact on our financial statements.

    In November 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). This statement is effective for years beginning after December 15, 2001. This statement retains the fundamental provisions of SFAS 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used. However, it provides additional guidance on estimating future cash flows and amends the rules related to assets to be disposed of and held for sale. The Company feels that this statement will not have a material impact on our financial statements.