Form 10QSB
period 2002-12-31
MIAD SYSTEMS LTD
filed 2003-02-14
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   ---------------------------------------------------------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended December 31, 2002
   ---------------------------------------------------------------------------

[ ] Transition Report Under the Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    for the Transition Period from ____________ to ____________

                          Commission File No. 03-30801

                                MIAD SYSTEMS LTD.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         CANADA                                  N/A
            ---------------------------------            -------------------
            (State or other jurisdiction                 (I.R.S. Employer
            of incorporation or organization)            Identification No.)

              43 Riviera Drive, Unit 6
              Markham, Ontario, Canada                        L3R 5J6
         ----------------------------------------            ----------
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

                  Yes   [X]      No [ ]

As of December 31, 2002, there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

                           PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                MIAD SYSTEMS LTD.

                              FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

                                       AND

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

                                MIAD SYSTEMS LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
--------------------------------------------------------------------------------

    Independent Accountants' Review Report                                 1
    Balance Sheets                                                         2
    Statements of Operations                                               3
    Statements of Cash Flows                                               4
    Notes to Financial Statements                                         5-7

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors of
Miad Systems Ltd.

We have reviewed the accompanying balance sheets of Miad Systems Ltd. (The "Company") as at December 31, 2002 and the related statements of operations and cash flows for the three month periods then ended. These financial statements are the responsibility of the Company's management.

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





                                       /s/ Brodeur Dennis Chartered Accountants
                                           Brodeur Dennis Chartered Accountants
Richmond Hill, Ontario
February 12, 2003

                                MIAD SYSTEMS LTD.

                                  BALANCE SHEET
                             AS AT DECEMBER 31, 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                    UNAUDITED

                                                                   December 31,    September 30,
                                    ASSETS                            2002             2002
------------------------------------------------------------------------------------------------
CURRENT ASSETS:
    Cash                                                          $    19,507      $   191,445
    Accounts receivable                                               648,271          929,351
    Inventories                                                       177,161          211,906
    Prepaid expenses                                                   10,500           11,218
                                                                  ----------------------------

        TOTAL CURRENT ASSETS                                          855,439        1,343,920

CAPITAL ASSETS                                                        219,162          227,142
                                                                  ----------------------------
        TOTAL                                                     $ 1,074,601      $ 1,571,062
                                                                  ============================

                                  LIABILITIES
------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued charges                          $ 1,013,929      $ 1,535,274
                                                                  ----------------------------
        TOTAL CURRENT LIABILITIES                                   1,013,929        1,535,274
                                                                  ----------------------------
        TOTAL  LIABILITIES                                          1,013,929        1,535,274
                                                                  ----------------------------


                         SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------

CAPITAL STOCK

  First Preference shares without par value , authorized -
          unlimited; issued and outstanding - Nil
  Common shares without par value, authorized - unlimited;
           issued and outstanding 3,711,400 at
           December 31, 2002; 3,711,400 at September 30, 2002         590,299          590,299

DEFICIT                                                              (529,627)        (554,511)
                                                                  ----------------------------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           60,672           35,788
                                                                  ----------------------------

        TOTAL                                                     $ 1,074,601      $ 1,571,062
                                                                  ============================

                                MIAD SYSTEMS LTD.

                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                    UNAUDITED


                                                   December 31,     December 31,
                                                       2002            2001
--------------------------------------------------------------------------------

SALES                                              $ 1,372,683      $ 1,344,028

COST OF SALES                                        1,101,818        1,114,008
                                                   ----------------------------

GROSS MARGIN                                           270,865          230,020
                                                   ----------------------------

EXPENSES
    Advertising                                            330            3,281
    Bank charges                                         6,089            2,886
    Depreciation                                        13,960            2,222
    Insurance                                            2,500            2,391
    Office and general                                   9,006           12,581
    Professional fees                                    4,307           14,344
    Rent                                                20,306           12,410
    Salesmen's Auto, travel and promotion               27,021           38,657
    Telephone                                           12,205            9,570
    Utilities                                            2,552            1,298
    Wages and benefits                                 147,705          172,881
                                                   ----------------------------
                                                       245,981          272,521
                                                   ----------------------------

INCOME (LOSS) FOR THE PERIOD                            24,884          (42,501)

DEFICIT AT BEGINNING OF YEAR                          (554,511)        (587,399)
                                                   ----------------------------

DEFICIT AT END OF PERIOD                           $  (529,627)     $  (629,900)
                                                   ============================


NET INCOME (LOSS) PER COMMON SHARE
    Basic  and diluted                                    0.01            (0.01)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                            3,711,400        3,711,400

                                MIAD SYSTEMS LTD.

                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                    UNAUDITED


                                                      December 31,  December 31,
                                                          2002          2001
-------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income (loss) for the period                   $  24,884      $ (42,501)
    Items not requiring  cash
        Depreciation                                      13,960          2,222
                                                       ------------------------

                                                          38,844        (40,279)
Changes in certain  non-cash working capital items
        Accounts receivable                              281,080       (116,376)
        Inventories                                       34,745          5,372
        Prepaid expenses                                     718         (7,221)
        Accounts payable and accrued charges            (521,345)      (246,893)
                                                       ------------------------

TOTAL CASH FROM (USED FOR) OPERATING ACTIVITIES         (165,958)      (405,397)
                                                       ------------------------

INVESTING ACTIVITIES
    Capital asset additions                               (5,980)        (7,050)
                                                       ------------------------

TOTAL CASH FROM (USED FOR ) INVESTING ACTIVITIES          (5,980)        (7,050)
                                                       ------------------------

CHANGE IN CASH POSITION DURING THE YEAR                 (171,938)      (412,447)

CASH AND CASH EQUIVALENTS AT  BEGINNING OF YEAR          191,445        520,396
                                                       ------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $  19,507      $ 107,949
                                                       ========================

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

    The accompanying financial statements of MIAD Systems Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and other applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended December 31, 2002 and 2001 are unaudited. The financial statements for the period ended December 31, 2002 and December 31, 2001 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods are not necessarily indicative of the results of operation for the fiscal year. These financial statements should be read in conjunction with the audited financial statements and footnotes for its fiscal year ended September 30, 2002 included in the Company's filings on Form 10-KSB

2.  SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

              Office Equipment               - 30%  declining balance  method
              Computer equipment             - 30%  declining balance  method
              Computer software              - straight-line ove 60 months

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)


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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

3.  CAPITAL STOCK
--------------------------------------------------------------------------------

    During the period ended December 31, 2002 there were no stock transactions. At December 31, 2002, 616,600 warrants remain outstanding.

4.  INCOME TAXES
--------------------------------------------------------------------------------

    Any income taxes generated by net income for the period is offset by non-capital losses carried forward. Any deferred asset generated by the net loss for the period is offset in its entirety by a valuation allowance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three-months ended December 31, 2002.

         The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's recently filed 10-KSB.

         All amounts are stated in Canadian dollars.

RESULTS OF OPERATIONS
---------------------

For the three months ended December 31, 2002 compared  to same period in 2001.

         Revenues
         --------

         For the three-month period ended December 31, 2002 our revenues increased by 2.1 % from $1,344,028 in the same period in 2001 to $1,372,683. The North American Information Technology industry, MIAD included, has been seriously and negatively affected by a prolonged slowdown in corporate technology spending, and there are no definitive signs of recovery in light of current geopolitical circumstances. MIAD's revenue increase over the period , although marginal, reflects the Company's efforts to find and secure new name accounts and increase the amount of maintenance service revenues during these very difficult economic times.

         The economic forecasts for 2003, generally, reflect customer caution because of the uncertain economy, wariness of a possible war with Iraq and concern about North Korea's nuclear ambitions. Under those circumstances, 2003 should bring continued decreased/weak demand for desktop, laptop and server computer systems and services for all suppliers including the largest firms such as IBM, Compaq, etc. MIAD expects similar results over the same period.

         During this downturn in the economy, MIAD continues to take steps which management believes will reduce the impact of the declining economy on its business and prepare for the anticipated upturn later this year as to which no assurances can be given. These steps include securing additional service and product authorizations from top name suppliers and investing in additional technical staff training. MIAD, also, continues an aggressive campaign to secure new name accounts. In addition, MIAD continues to undertake a review of all expense items and initiate cutbacks in selected areas.

         The economic downturn has also contributed to competitive pressures on pricing and margins. MIAD has a lower profit margin on major vendor products which it resells, particularly laptop computers. Management expects that revenues from service activities such as repair, maintenance, networking and web design will, to a limited extent, offset some of the lost revenues from product sales. Further, since margins from service activities are currently higher than those from product sales, it is anticipated that current gross margins, as a percentage of total sales, can be maintained or improved although this cannot be assured.

         The Company's success in implementing its strategic objectives, in these difficult economic circumstances, has resulted in our fourth consecutive quarter of a net profit, although there is no assurance that this trend can be maintained.

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales increased 17.7 % to $270,865 in the three months ended December 31, 2002 from $230,020 in the comparable period in the year ended December 31,2001. The gross profit on product sales, was 19.7 % in the quarter ended December 31, 2002 as compared to 17.1 % in the comparable period ended December 31, 2001.This margin increase is attributable to the higher profit margin in our service activities than in product sales.

         Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.

         Operating Expenses
         ------------------

         Operating expenses decreased to $245,981 (17.9 % of revenue ) for the three month period ended December 31, 2002 from $272,521 (20.2 % of revenue) in the comparable quarter ended

December 31, 2001. This total dollar decrease is primarily attributable to the reduced wages from reduced staff levels ( $172,881 in previous year down to $147,705), reduced travel and entertainment expenses ( $38,657 in previous year down to $27,021) and reduced professional expenses ( $14,344 in previous year down to $4,307) . Interest expense and bank charges increased from $2,886 in the three month period ended December 31, 2001 to $6,089 in quarter ended December 31, 2002 due to the charges incurred with suppliers on outstanding balances and depreciation expense increased from $2,222 in the three month period ended December 31, 2001 to $13,960 in the quarter ended December 31, 2002 because of the additions to fixed assets made last year.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, we had a cash on hand of $19,507 compared to $191,445 as of year-end, September 30, 2002. The net working capital as of December 31, 2002 was ($158,490) compared to the net working capital as of year-end September 30, 2002 year end was ($191,354) reflecting an increase in net working capital of $32,864. This increase was primarily due to our operating profit for the quarter. During the three months ended December 31, 2002, we used $165,958 for operating activities compared to $405,957 for the same period in the previous fiscal year. MIAD added $5,980 of capital assets in the three-month period ended December 31, 2002; MIAD had made $7,050 of additions of capital assets in the quarter ended December 31, 2001.

         Two suppliers have security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to the two suppliers at December 31, 2002 was $663,449. MIAD's president has personally guaranteed all the debts owing to one of these suppliers, Ingram Micro Canada, Inc.

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




                                          MIAD SYSTEMS, LTD.
                                          ------------------
                                          (Registrant)



Date: February 12, 2003                   By:  /s/ Michael A.S. Green
                                          ---------------------------
                                          Michael A. S. Green
                                          President