Form 10QSB
period 2003-03-31
MIAD SYSTEMS LTD
filed 2003-05-14
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   ---------------------------------------------------------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
   ---------------------------------------------------------------------------

[ ] Transition Report Under the Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to ________

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

As of March 31, 2003 there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                MIAD SYSTEMS LTD.

                              FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

                                       AND

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Directors of
MIAD Systems Ltd.

We have reviewed the accompanying balance sheets of MIAD Systems Ltd. (The "Company") as at March 31, 2003 and the related statements of operations and cash flows for the three month and six month periods then ended. These financial statements are the responsibility of the Company's management.

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





                                        /s/ Brodeur Dennis Chartered Accountants
                                        Brodeur Dennis Chartered Accountants

Richmond Hill, Ontario
May 7, 2003

                                MIAD SYSTEMS LTD.

                                 BALANCE SHEETS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                                  March 31,      September 30,
                                     ASSETS                         2003             2002
---------------------------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                    $    26,601      $   191,445
    Accounts receivable, net                                         699,394          929,351
    Inventories                                                      213,374          211,906
    Prepaid expenses                                                  15,505           11,218
                                                                 ----------------------------

           TOTAL CURRENT ASSETS                                      954,874        1,343,920

CAPITAL ASSETS                                                       216,203          227,142
                                                                 ----------------------------
           TOTAL                                                 $ 1,171,077      $ 1,571,062
                                                                 ============================

                                  LIABILITIES
---------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued charges                         $ 1,016,680      $ 1,535,274
    Due to director (note 3)                                         200,000               --
                                                                 ----------------------------

           TOTAL CURRENT LIABILITIES                               1,216,680        1,535,274
                                                                 ----------------------------

           TOTAL LIABILITIES                                       1,216,680        1,535,274
                                                                 ----------------------------

                         SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------

CAPITAL STOCK

  First Preference shares without par value , authorized - unlimited; issued and outstanding - Nil

  Common shares without par value, authorized - unlimited;
         issued and outstanding 3,711,400 at March 31, 2003;
         3,711,400 at September 30, 2002                             590,299          590,299

DEFICIT                                                             (635,902)        (554,511)
                                                                 ----------------------------
           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (45,603)          35,788
                                                                 ----------------------------
           TOTAL                                                 $ 1,171,077      $ 1,571,062
                                                                 ============================


See notes to financial statements

                                MIAD SYSTEMS LTD.

                            STATEMENTS OF OPERATIONS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                     Three months ended              Six months ended
                                                          March 31,                      March  31,
                                                    2003             2002           2003             2002
-------------------------------------------------------------------------------------------------------------
SALES, NET                                      $   865,762      $ 1,476,985     $ 2,238,445      $ 2,821,014

COST OF SALES, NET                                  740,608        1,213,786       1,842,426        2,324,018
                                                -------------------------------------------------------------

GROSS MARGIN                                        125,154          263,199         396,019          496,996
                                                -------------------------------------------------------------

OPERATING EXPENSES
    Advertising                                       2,489            1,066           2,819            4,347
    Bank charges                                     (3,413)           4,276           2,676            7,162
    Depreciation                                      4,224            2,240          18,184            4,462
    Insurance                                            --               --           2,500            2,391
    Interest on loans payable                         7,070               --           7,070               --
    Office and general                                8,097            7,003          17,103           23,360
    Professional fees                                 2,289           10,109           6,596           24,453
    Rent                                             20,690           19,749          40,996           32,159
    Salesmen's expenses                              20,895           25,097          47,916           63,754
    Telephone                                         9,158            8,438          21,363           18,008
    Utilities                                         3,385            3,994           5,937            5,292
    Wages and benefits                              156,544          172,429         304,250          345,310
                                                -------------------------------------------------------------

TOTAL OPERATING EXPENSES                            231,428          254,401         477,410          530,698
                                                -------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                  (106,274)           8,798         (81,391)         (33,702)

PROVISION FOR INCOME TAXES                               --               --              --               --
                                                -------------------------------------------------------------
NET INCOME (LOSS)                               $  (106,274)     $     8,798     $   (81,391)     $   (33,702)
                                                =============================================================


NET INCOME (LOSS) PER COMMON SHARE

    Basic                                       $     (0.03)     $      0.01     $     (0.02)     $     (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

    Basic                                         3,711,400        3,711,400       3,711,400        3,711,400


See notes to financial statements

                                MIAD SYSTEMS LTD.

                            STATEMENTS OF CASH FLOWS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                                    Six months ended
                                                                       March 31,
                                                                  2003          2002
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                   $ (81,391)     $ (33,702)
    Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation                                              18,184          4,462
        Common shares issued for services                             --             --
        Changes in certain  assets and liabilities
           Accounts receivable                                   229,957       (232,499)
           Inventories                                            (1,468)        69,430
           Prepaid expenses                                       (4,287)       (21,041)
           Accounts payable and accrued charges                 (518,594)      (258,696)
                                                               ------------------------

NET CASH USED IN OPERATING ACTIVITIES                           (357,599)      (472,046)
                                                               ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                           (7,245)        (7,755)
                                                               ------------------------

NET CASH USED IN INVESTING ACTIVITIES                             (7,245)        (7,755)

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from director                                       200,000             --
                                                               ------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        200,000             --
                                                               ------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       (164,844)      (479,801)

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD                191,445        520,396
                                                               ------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  26,601      $  40,595
                                                               ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Interest paid in cash during the period                    $   7,070      $      --
                                                               ========================

    Income taxes paid in cash during the period                $      --      $      --
                                                               ========================


See notes to financial statements

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

    The accompanying financial statements of MIAD Systems Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and other applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended March 31, 2003 and 2002 are unaudited. The financial statements for the period ended March 31, 2003 and March 31, 2002 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods are not necessarily indicative of the results of operation for the fiscal year. These financial statements should be read in conjunction with the audited financial statements and footnotes for its fiscal year ended September 30, 2002 included in the Company's filings on Form 10-KSB.

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)


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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

3.  DUE TO DIRECTOR
--------------------------------------------------------------------------------

    The amount due to director bears interest at eight (8 %) percent and is unsecured.

4.  CAPITAL STOCK
--------------------------------------------------------------------------------

    During the period ended March 31, 2003 there were no stock transactions. At March 31, 2003, 616,600 remaining stock warrants expired.

5.  INCOME TAXES
--------------------------------------------------------------------------------

    Any income taxes generated by net income for the period is offset by non-capital losses carried forward. Any deferred asset generated by the net loss for the period is offset in its entirety by a valuation allowance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months and six months ended March 31, 2003.

         The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's 10-KSB filing.

         All amounts are stated in Canadian dollars.

RESULTS OF OPERATIONS
---------------------

         For the three and six months ended March 31, 2003 compared to the three and six month periods ended March 31, 2002.

         Revenues

         For the three-month period ended March 31, 2003 our revenues decreased by 41.4 % from $1,476,985 in the same period in 2002 to $865,762; for the six-month period ended March 31, 2003 our revenues decreased by 20.7% from $2,821,013 in the same period in 2002 to $2,238,445.

         The main contributors to the decline in revenue in the quarter for MIAD, and the computer industry generally, were the threat of war in the Middle East, the commencement of hostilities and the resulting delay in economic recovery. The US Commerce Department reported that, during this quarter, corporate confidence had dropped to its lowest level since the early 1990's. Global Touch, a leading computer industry monitoring agency, concludes that these factors led to a dramatic decline in business for the information technology sector during the quarter. Global Touch reports that, with the commencement of the war, corporations who had been contemplating computer systems purchases simply put these decisions on hold. The president of Cisco Systems Inc. described the quarter as a stagnant market populated by reluctant customers. MIAD experienced, during the quarter, the consequences of these decision deferrals. Although the termination of hostilities is expected to generate an economic recovery and a resumption of demand for computer systems, there can be no assurance for the computer industry generally, nor for MIAD specifically, that these purchase decisions will be resumed.

         With the ongoing delay, generally, in computer orders, MIAD continues to take steps which management believes will reduce the impact of the declining economy on its business and prepare for a resumption of orders later this year, as to which no assurance can be given. MIAD continues its aggressive program to service its existing client base and seek to secure new clients. The Company is maintaining relationships and authorizations with the major manufacturers, investing in additional staff technical training and focusing on the growth of its service activities ( repair, maintenance and web design).MIAD has been successful in securing the appointment as distributor, in Canada, for Itronix Corporation. Itronix is a world leader in ruggedized wireless mobile computers. The Itronix computers have been featured by CNN as the system used by the US military during the campaign in Iraq. MIAD is in the process of identifying Canadian prospects for this product.

         In addition, the Company continues to review all expense items and initiate cutbacks where appropriate.

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales decreased 52.4 % to $125,154 in the three months ended March 31,2003 from $263,199 in the comparable period in the previous fiscal year; our gross profit on product sales decreased 20.3% to $396,019 in the six months ended March 31, 2003 from $493,219 in the six month period ended March 31, 2002. The decrease in total dollars of gross profit on product sales is directly attributable to the 41.4 % decrease in sales in the three-month period ended March 31, 2003 compared to the same three-month period ended March 31, 2002 and the 20.7% decrease in sales in the six-month period ended March 31, 2003 compared to the same six- month period ended March 31, 2002. The gross profit margin on product sales decreased to 14.5 % in the quarter ended March 31, 2003 as compared to 17.8 % in the same three-month period ended March 31,2002 ; the gross profit margin on product sales increased minimally to 17.7% in the six- month period ended March 31, 2003 as compared to 17.5% in the same six-month period ended March 31, 2002.The gross profit margin decrease, in the current year quarter, is attributable to the competitive pressures on pricing for products as vendors chased a declining number of prospective buyers in the period.

           Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.

         Operating Expenses
         ------------------

         Operating expenses, in total, decreased to $231,428 (26.7 % of revenue) for the three-month period ended March 31, 2003 from $254,401 (17.2 % of revenue) in the comparable quarter ended March 31, 2002: for the six-month period ended March 31, 2003, total operating expenses decreased to $477,410 (21.3% of revenue) from $530,698 (18.6% of revenue) in the comparable six-month period ended March 31, 2002. This total dollar decrease is primarily attributable to the reduced sales commissions on lower sales volume, reduced travel expenses and cutbacks in payroll generally and in selected spending areas. Although our total expense dollars decreased, our operating expenses as a percentage of total sales increased significantly, during the quarter, because of the 41.4% decline in sales volume over the same period in the previous year. Interest expense and bank charges decreased from $4,276 in the three-month period ended March 31, 2002 to $3,657 in the quarter ended March 31, 2003 ; interest expense and bank charges increased from $7,162 in the six-month period ended March 31, 2002 to $9,746 in the six-month period ended March 31, 2003. The increase in interest expense in the current fiscal year is due to the increase in loans payable. Depreciation increased from $2,240 in the three-month period ended March 31, 2002 to $4,224 in the three-month period ended March 31, 2003; for the six month period ended March 31, 2003 depreciation expense increased from $4,462 to $18,184. The increase in depreciation expense, in the current year, is attributable to the increase in fixed assets subject to depreciation. Our wages and benefits decreased from $172,429 in the quarter ended March 31, 2002 to $156,544 in the quarter ended March 31, 2003; for the six-month period, wages and benefits decreased from $345,310 in the period ended March 31, 2002 to $304,250 in the comparable period ending March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, we had cash on hand of $26,601 compared to $191,445 as of year- end, September 30, 2002. The net working capital as of March 31, 2003 was ($261,806) compared to the net working capital as of year-end September 30, 2002 of ($191,354) reflecting a decrease in net working capital of $70,452. This decrease was primarily due to our operating losses for the second quarter of operation in the current fiscal year. During the six months ended March 31, 2003, we used $357,599 for operating activities compared to $ 472,046 for the same period in the previous fiscal year. Cash generated from financing activities increased from nil in the comparable six-month period in the last fiscal year to $200,000 in the six-month period ended March 31, 2003. This increase was attributable to the loan from the director. MIAD added $7,245 of capital assets in the six-month period ended March 31, 2003 compared to $7,755 of capital asset additions in the same period during the last fiscal year.

         Two suppliers, Ingram Micro Canada, Inc.and Synnex Canada Inc., have security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to Ingram Micro Canada Inc at March 31, 2003 was $170,762; the total amount owed to Synnex Canada Inc. as of that date was $493,209 . MIAD's president has personally guaranteed all the debts owing to these suppliers.

           MIAD does not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments for the fiscal year ending September 30, 2003. MIAD's liquidity is derived primarily from cash flow from sales and external sources. MIAD's external sources of liquidity consist of a possible increase in the lines of credit with major distributors and possible bank financing. Increases in lines of credit with major distributors or bank financing, if sought, may not be available, or if available, the terms may not be satisfactory to MIAD.

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


                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a) The following exhibits are included in this filing:

                  Exhibit 99-1     Certification by Chief Executive Officer

                  Exhibit 99-2      Certification by Chief Financial Officer

(b) Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MIAD SYSTEMS, LTD.
                                                 -----------------------------
                                                 (Registrant)



Date: May 12, 2003                               By: /s/ Michael A. S. Green
                                                     -----------------------
                                                         President