Form 10QSB
period 2003-06-30
MIAD SYSTEMS LTD
filed 2003-08-08
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   ---------------------------------------------------------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003
   ---------------------------------------------------------------------------

[ ] Transition Report Under the Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to _____________

                          Commission File No. 03-30801

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

As of June 30, 2003 there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

                           PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Directors of
MIAD Systems Ltd.

We have reviewed the accompanying balance sheets of MIAD Systems Ltd. (The "Company") as at June 30, 2003 and the related statements of operations and cash flows for the three month and nine month periods then ended. These financial statements are the responsibility of the Company's management.

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





                                       /s/ Brodeur Dennis Chartered Accountants
                                       ----------------------------------------
                                       Brodeur Dennis Chartered Accountants
Richmond Hill, Ontario
August 5, 2003

                                MIAD SYSTEMS LTD.

                                 BALANCE SHEETS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                                      June 30,    September 30,
                                                                        2003          2002
----------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                       $   344,592    $   191,445
    Accounts receivable, net                                          1,001,798        929,351
    Inventories                                                         271,897        211,906
    Prepaid expenses                                                     17,567         11,218
                                                                    --------------------------
           TOTAL CURRENT ASSETS                                       1,635,854      1,343,920

CAPITAL ASSETS                                                          213,371        227,142
                                                                    --------------------------
           TOTAL                                                    $ 1,849,225    $ 1,571,062
                                                                    ==========================

                                   LIABILITIES
----------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued charges                            $ 1,586,554    $ 1,535,274
    Due to director                                                     200,000             --
                                                                    --------------------------
           TOTAL CURRENT LIABILITIES                                  1,786,554      1,535,274
                                                                    --------------------------
           TOTAL LIABILITIES                                          1,786,554      1,535,274
                                                                    --------------------------

                         SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------

CAPITAL STOCK

  First Preference shares without par value , authorized - unlimited; issued and outstanding - Nil

  Common shares without par value, authorized - unlimited; issued and outstanding 3,711,400 at June 30, 2003 ; 3,711,400 at
    September 31, 2002                                                  590,299        590,299

DEFICIT                                                                (527,628)      (554,511)
                                                                    --------------------------
           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          62,671         35,788
                                                                    --------------------------
           TOTAL                                                    $ 1,849,225    $ 1,571,062
                                                                    ==========================

See notes to financial statements

                                MIAD SYSTEMS LTD.

                            STATEMENTS OF OPERATIONS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                 Three months ended          Nine months ended
                                                      June 30,                    June 30,
                                                  2003         2002          2003          2002
---------------------------------------------------------------------------------------------------
SALES, NET                                    $ 2,355,353   $ 1,601,463   $ 4,593,798   $ 4,422,476

COST OF SALES, NET                              1,973,700     1,302,945     3,816,126     3,630,739
                                              -----------------------------------------------------

GROSS MARGIN                                      381,653       298,518       777,672       791,737
                                              -----------------------------------------------------

OPERATING EXPENSES
    Advertising                                     3,816           787         6,635         5,134
    Bank charges and suppliers interest             6,247         1,165        15,993         8,327
    Depreciation                                    8,445         3,257        26,629         7,719
    Insurance                                          --            --         2,500         2,391
    Office and general                              7,766         6,741        24,869        26,325
    Professional fees                              10,772        10,210        17,368        34,663
    Rent                                           18,106        19,146        59,102        51,305
    Salesmen's expenses                            24,817         9,047        72,733        72,801
    Telephone                                      10,444         9,102        31,807        27,110
    Utilities                                       1,283           763         7,220         6,055
    Wages and benefits                            181,683       233,354       485,933       578,664
                                              -----------------------------------------------------
TOTAL OPERATING EXPENSES                          273,379       293,572       750,789       820,494
                                              -----------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                 108,274         4,946        26,883       (28,757)

PROVISION FOR INCOME TAXES                             --            --            --            --
                                              -----------------------------------------------------
NET INCOME (LOSS)                             $   108,274   $     4,946   $    26,883   $   (28,757)
                                              =====================================================


NET INCOME (LOSS) PER COMMON SHARE

    Basic and fully diluted                   $      0.03   $     0.001   $      0.01   $     (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

    Basic and fully                             3,711,400     3,711,400     3,711,400     3,711,400


See notes to financial statements

                                MIAD SYSTEMS LTD.

                            STATEMENTS OF CASH FLOWS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                              Nine months ended
                                                                    June 30,
                                                                2003        2002
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                        $  26,883    $ (28,757)
    Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation                                            26,629        7,719
        Common shares issued for services                           --           --
        Changes in certain  assets and liabilities
           Accounts receivable                                 (72,447)    (508,653)
           Inventories                                         (59,991)     (31,279)
           Prepaid expenses                                     (6,349)     (67,268)
           Accounts payable and accrued charges                 51,280      141,373
                                                             ----------------------

NET CASH USED IN OPERATING ACTIVITIES                          (33,995)    (486,865)
                                                             ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                        (12,858)     (20,901)
                                                             ----------------------
NET CASH USED IN INVESTING ACTIVITIES                          (12,858)     (20,901)

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from Director                                     200,000           --
                                                             ----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      200,000           --
                                                             ----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      153,147     (507,766)

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD              191,445      520,396
                                                             ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 344,592    $  12,630
                                                             ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Income taxes paid in cash during the period              $      --    $      --
                                                             ======================

See notes to financial statements

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

    The accompanying financial statements of MIAD Systems Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and other applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended June 30, 2003 and 2002 are unaudited. The financial statements for the period ended June 30, 2003 and June 30, 2002 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods are not necessarily indicative of the results of operation for the fiscal year. These financial statements should be read in conjunction with the audited financial statements and footnotes for its fiscal year ended September 30, 2002 included in the Company's filings on Form 10-KSB.

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

    Concentrations of Credit Risk

         The company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes substantial sales.

    Foreign Currency Transactions

         Monetary assets and liabilities denominated in a foreign currency are translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

3.  DUE TO DIRECTOR
--------------------------------------------------------------------------------

    The amount due to director bears interest at eight (8%) percent and is unsecured.

4.  CAPITAL STOCK
--------------------------------------------------------------------------------

    During the nine month period ended June 30, 2003 there were no stock transactions. At March 31, 2003, 606,600 remaining stock warrants expired.

5.  INCOME TAXES
--------------------------------------------------------------------------------

    Any income taxes generated by net income for the period is offset by non-capital losses carried forward. Any deferred asset generated by the net loss for the period is offset in its entirety by a valuation allowance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months and nine months ended June 30, 2003.

         The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's 10-KSB filing.

         All amounts are stated in Canadian dollars.

RESULTS OF OPERATIONS
---------------------

For the three and nine months ended June 30, 2003 compared to the three and nine month periods ended June 30, 2002.

         Revenues
         --------

         For the three-month period ended June 30, 2003 our revenues increased by 47.1 % from $1,601,463 in the same period in 2002 to $ 2,355,353; for the nine-month period ended June 30, 2003 our revenues increased by 3.9% from $4,422,476 in the same period in 2002 to $4,593,798.

         The formal termination of hostilities in Iraq, contributed, during the quarter and generally in North America, to a mild form of economic recovery and a tepid resumption of demand for computer systems. MIAD, during the period, continued its aggressive program to service its existing client base and seek to secure new clients. This campaign resulted in a significant revenue increase, for MIAD, in the quarter from existing clients and from the new clients generated from the prospecting activities over the past nine months. Although the results from the quarter are encouraging, there can be no assurance that sales and results can be sustained in future periods. The Company is also maintaining relationships and authorizations with the major manufacturers, investing in additional staff technical training and focusing on the growth of its service activities ( repair, maintenance, installation, training and web design).MIAD has been successful in securing the appointment as distributor and exclusive service agency, in Canada, for Itronix Corporation. Itronix is a world leader in ruggedized wireless mobile computers. MIAD continues to identify and pursue Canadian prospects for this product.

         In addition, the Company continues to review all expense items and initiate cutbacks where appropriate.

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales increased 27.8 % to $381,653 in the three months ended June 30,2003 from $298,518 in the comparable period in the previous fiscal year; our gross profit on product sales decreased marginally by 1.8% to $776,676 in the nine months ended June 30, 2003 from $791,737 in the nine month period ended June 30, 2002. The increase in total dollars of gross profit on product sales is directly attributable to the 47.1 % increase in sales in the three-month period ended June 30, 2003 compared to the same three-month period ended June 30, 2002. The total gross profit and sales dollars are comparable on a year-todate basis. The gross profit margin on product sales decreased to 16.2 % in the quarter ended June 30, 2003 as compared to 18.6 % in the same three- month period ended June 30,2002 ; the gross profit margin on product sales decreased to 16.9% in the nine-month period ended June 30, 2003 as compared to 17.9% in the same nine-month period ended June 30, 2002.The gross profit margin decrease, in the current year quarter and year-todate period, is attributable to the competitive pressures on pricing for products as vendors chased a declining number of prospective buyers in very difficult economic times.

           Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.

         Operating Expenses
         ------------------

         Operating expenses, in total, decreased to $273,379 (11.6 % of revenue) for the three-month period ended June 30, 2003 from $293,572 (18.3 % of revenue) in the comparable quarter ended June 30, 2002: for the nine-month period ended June 30, 2003, total operating expenses decreased to $750,789 (16.3% of revenue) from $820,494 (18.5% of revenue) in the comparable nine-month period ended June 30, 2002. This total dollar decrease is directly attributable to the company's program of cutbacks in payroll generally and cutbacks in selected spending areas over the past year. Interest expense and bank charges increased from $1,165 in the three-month period ended June 30, 2002 to $6,247 in the quarter ended June 30, 2003 ; interest expense and bank charges increased from $8,327 in the nine-month period ended June 30, 2002 to $15,993 in the nine-month period ended June 30, 2003. The increase in interest expense in the current fiscal year is due to the increase in loans and supplier payables. Depreciation increased from $3,257 in the three-month period ended June 30, 2002 to $8,445 in the three-month period ended June 30, 2003; for the nine month period ended June 30, 2003 depreciation expense increased to $26,629 from $7,719 in the comparable period in fiscal 2002. The increase in depreciation expense, in the current year, is attributable to the increase in fixed assets subject to depreciation. Our wages and benefits decreased from $233,354 in the quarter ended June 30, 2002 to $181,683 in the quarter ended June 30, 2003; for the nine-month period, wages and benefits decreased from $578,664 in the period ended June 30, 2002 to $485,933 in the comparable period ending June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003, we had cash on hand of $344,592 compared to $191,445 as of year- end, September 30, 2002. The net working capital as of June 30, 2003 was ($150,700) compared to the net working capital as of year-end September 30, 2002 of ($191,354) reflecting an increase in net working capital of $40,654. This increase was primarily due to our operating profit for the third quarter of operation in the current fiscal year. During the nine months ended June 30, 2003, we used $33,995 for operating activities compared to $ 486,865 for the same period in the previous fiscal year. Cash generated from financing activities increased from nil in the comparable nine-month period in the last fiscal year to $200,000 in the nine-month period ended March 31, 2003. This increase was attributable to the loan from the director. MIAD added $12,858 of capital assets in the nine-month period ended June 30, 2003 compared to $20,901 of capital asset additions in the same period during the last fiscal year.

         Two suppliers, Ingram Micro Canada, Inc. and Synnex Canada Inc., have security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to Ingram Micro Canada Inc at June 30, 2003 was $261,000; the total amount owed to Synnex Canada Inc. as of that date was $937,000 . MIAD's president has personally guaranteed all the debts owing to these suppliers.

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

ITEM 3:  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

         Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a) The following exhibits are included in this filing:

                  Exhibit 31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1      Certification by Chief Executive Officer

                  Exhibit 32.2      Certification by Chief Financial Officer


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


                                                  MIAD SYSTEMS, LTD.
                                                  ----------------------------
                                                  (Registrant)



Date: August 8, 2003                              By: /s/ Michael A. S. Green
                                                  ----------------------------
                                                  President