Form 10KSB
period 2003-09-30
MIAD SYSTEMS LTD
filed 2003-12-30
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                  OR (G) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 2003             Commission File No. 0-30801

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year $8,668,856
(Canadian).

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2003: Not Determinable

ITEM 1. DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

         Our company, MIAD Systems Ltd., is a Canadian company. We were formed in March 1993 and began operating our business at that same time. Our senior management has been substantially the same since we began business. We are located in the Toronto, Ontario, Canada area.

          We are an established full-line supplier of business computer systems as well as a provider of computer maintenance, installation, e-commerce and networking services. MIAD does not sell to individuals. We provide these goods and services to our major clients who are primarily engaged in the corporate, institutional, municipal, utilities and education fields, typically as part of their computer networks.

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

(B) BUSINESS OF THE COMPANY

         PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS
         -------------------------------------------------

         MIAD Product Strategy
         ---------------------

         In Canada, MIAD offers its clients an extensive range of business computer systems and related products. Our broad product offering includes:

         o desktop and notebook personal computers ( "PCs" ), servers, and workstations;
         o        mass storage devices;
         o        monitors;
         o        printers;
         o        network interface cards;
         o        networking hubs, routers, and switches;
         o        modems;
         o        wireless devices;
         o        personal digital assistants;
         o        software;
         o        computer supplies and accessories.

         MIAD's strategy, in selling business computer systems, consists of combining, in Canada, the disparate strategies adopted by the major computer system vendors in the United States for sales to the large corporate and institutional markets.

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

         MIAD's material product sales revenue streams are comprised of the following:

         1) Reselling of major brands. MIAD has formed strategic partnerships with the major systems vendors such as IBM, Hewlett-Packard/Compaq, Toshiba, etc. by becoming qualified/authorized to resell their pre-configured products to MIAD's existing and prospective customers. MIAD has made such arrangements with the major peripheral, communications and software vendors such as 3Com, Cisco, Microsoft, etc.

         2) MIAD custom assembly. For clients who require a custom configured system with their choice of features and peripherals, MIAD has the capabilities and has been selling and assembling the MIAD ULTRA (R) system to meet these unique requirements. MIAD does not use refurbished or used products in its ULTRA (R) system or any of its other products. MIAD assembles its custom systems using components obtained from outside sources.

         MIAD has recently been appointed a major reseller and service provider, in Canada, for Itronix Corporation. Itronix is a world-class developer of wireless, rugged computing solutions for mobile workers. Itronix distinguishes itself, in the market, through its superior implementation capabilities and supporting services. Itronix has a full range of wireless field computing systems, from handhelds, to laptops to tablet PC's, in addition to providing award- winning iCare (TM) Implementation Services. Itronix serves mobile workers in markets such as commercial field service, telecommunications, utilities, insurance, government, public safety, and meter reading.

         MIAD Services Strategy
         ----------------------

         To complement our core competencies, increase our customer satisfaction as well as expand our revenue base into areas closely related to our sales of computer systems, we are very actively involved in the computer services business.

         MIAD has been continuously upgrading the skills of its technical staff in order to qualify as an authorized service provider to provide maintenance and related services for the systems and equipment it sells .

         We currently offer the following services:

         o        computer depot warranty and non-warranty repair
         o        computer on-site warranty and non-warranty repair
         o        preventative maintenance programs
         o        prepaid two-way courier computer depot repair
         o        advance computer/peripherals exchange programs
         o        data and password recovery
         o        software imaging and custom software loading
         o        hardware configuring, consulting and installation
         o        network configuring, consulting and installation

         We also provide web design and e-commerce consulting services to our customer base.

         These services are a very important focus of our long-term strategy. Although, they have contributed less than 10% of revenues currently and in the past and may not reach that level in the near term, they have allowed us to solidify our relationships with our clients and major resellers and opened new doors for computer product sales to prospects where we have previously only provided computer maintenance/repair services.

         MIAD Sales Strategy
         -------------------

                  MIAD's highly trained staff understands information technology and its use in solving automation problems. MIAD is more than a company that just fills orders; we specialize in developing creative, cost-effective solutions for our clients. MIAD has hired experienced computer industry veterans who can, early in a sales cycle, understand and review the business application that the prospect is attempting to solve through automation. The MIAD representative, based on years of experience, can recommend the appropriate product (whether from IBM, Compaq/HP, MIAD, etc.) and the appropriate model/features, as well as the services of installation/networking/maintenance-depot or on-site that are best suited to meet the customer's requirements.

         Because MIAD has the capabilities and appropriate authorizations from major vendors to act as a reseller of their products, it can offer customers a choice between major brand and custom. In the ruggedized wireless marketplace, MIAD can provide the Itronix solution to meet the requirements of mobile workers working in hostile environments. MIAD can provide the best product solution as industry, market and economic trends change. MIAD continues to expand the availability of services that it can provide its customers base from warranty maintenance and repair on-site or depot, advance exchange programs, site and network planning and installation, customized repair functions, web design and e-commerce consulting services.

         The depth of MIAD's product and service offerings is integral to the Company's strategy of diversification and cross-selling to the customer and prospect base.

         MIAD has, over the years, invested the time, effort and funds to develop personnel, infrastructure, credentials, recognition and authorizations in both computer products and service offerings. With this investment and the success achieved to-date MIAD is, now, positioned to capitalize on IT opportunities in the Canadian marketplace.

         We do not sell products to individual end-users. Our customers are primarily corporate and institutional and include many well-known companies as well as healthcare institutions, utilities, municipalities, private schools and community colleges in Ontario. All of these clients purchase from us on an "as needed" basis and although they have made volume purchases in the past, there are no current at will or long-term commitments with them.

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

         Over the past three years generally and in Canada specifically, the information technology sales and service industry has undergone significant consolidation. Reduction in total client orders during the recession, more restrictive terms and conditions from vendors, reductions in the number of vendor-authorized resellers and increased price competition have driven several of the weaker competitors from the market. For the remaining vendors such as MIAD, the competition for a smaller business base has been very costly and intense.

         MIAD continues to be featured in IBM Canada's advertizing program; MIAD has been mentioned in 10 different IBM ads over the past year appearing in major national newspaper and magazine campaigns. IBM Canada has prepared a sales brochure featuring MIAD's success in providing quality products and services in the municipal government marketplace. MIAD has been appointed by the Canadian Association of Independent Schools (CAIS) Group Purchasing Committee as supplier to the CAIS schools for computer hardware, software, networking and related products.

         We have successfully implemented our "just-in-time" purchasing and "build-to- order" model for our private label MIAD ULTRA(R) line of business computers. This concept is based on the successful model originated by Dell in the United States. We believe that the significant market penetration by Dell in the U.S. is an indicator of the market potential for our "build-to-order" model in Canada, particularly as the economy improves.

         We have consolidated our expertise in the major vendor products that we resell and continue to train our technical staff to obtain the additional (and difficult to obtain) service authorizations. This allows MIAD to become a full-line and full-service provider to the client and prospect base. As we introduce new service offerings to the marketplace , generally, we put ourselves in a better position to be recognized in the product sale environment as a most viable supplier for new accounts.

         We have been appointed a major reseller and service provider for Itronix Corporation. Itronix is a world-class developer of wireless rugged computing solutions for mobile workers.

         As we have demonstrated in the past two fiscal years, in spite of very difficult economic times, our growth is and is expected to continue to be generated by actively soliciting and selling to new accounts. This is in addition to maintaining and increasing the revenue from existing accounts. In the future, our growth could also possibly be generated by acquisitions of companies in our same industry. The growth through sales to new clients and additional sales to existing clients is frequently referred to as "organic growth". We expect our organic growth to be accomplished in three ways:

         1) continued top-level service to existing clients in order to be uniquely positioned for their on-going systems and services acquisitions, and

         2) intensify penetration in the five specific major market segments where we already have a presence which include major corporate accounts, as well as the institutional, municipal, utilities and educational fields

         3) introduce new products such as the Itronix rugged wireless computing solution for mobile workers in Canada.

         We intend to continue to build our presence as a supplier of IT solutions in Canada as an authorized reseller of products purchased from our major vendors for resale to end users and by the custom assembly of our computer systems. In addition, we will focus on expanding the number of clients for the MIAD service offerings in maintenance and repair as well as increasing the number and diversity of service offerings that we provide. In doing so, we expect to focus on several priorities:

         1)       growing revenue from the existing customer base;
         2) enlarging our customer base in Ontario through prospecting activities
         3) enlarging our customer base through our newly-opened southwestern Ontario regional sales office in London;
         4)       increasing the number of sales personnel;
         5) continuing to enhance the quality of our technology operations;
         6) developing additional partnerships in the high-end computer and data communications marketplace;
         7)       bolster our financial resources.

(D) "BUILD-TO-ORDER" MODEL --- THE MIAD ULTRA(R) LINE

         We have distinguished ourselves from other "build-to-order" companies such as Dell because we are also an approved reseller of brand name vendors. In addition, we employ our "just-in-time" purchasing and "build-to-order" model of private label personal computers, the MIAD ULTRA(R) line, to satisfy the custom requirements of our customer base. We carry a minimal amount of finished goods but no raw materials inventory. Instead, we acquire our component parts specifically for our customer orders. We are authorized by IBM pursuant to a licensing agreement, to use IBM's licensed patents in assembling MIAD personal computer systems and servers. MIAD does not use IBM components in its custom assembled systems. MIAD does not have agreements with but does select and purchase components for use in these systems from a list of qualified suppliers in the industry. These include, but are not limited to, processors from Intel, memory from Toshiba, Hitachi, Siemens, hard disk drives from Fujitsu, CD ROM drives from Acer and Mitsumi, floppy disk drives from Panasonic and Mitsumi and CPU boards from ASUS and Acer.

         Our custom manufacturing approach allows our customers to choose from a wide range of options to be custom assembled by MIAD. These may include options for memory size, processor type and speed, cache memory, video cards, network interface, communication speeds, video memory and disk storage among others. These options are coupled with increased reliability, quality control and a rapid delivery cycle. Currently, our MIAD ULTRA(R) line represents less than 10% of our total annual revenues.

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

         5) Final Check requires that all systems pass a strict quality-check and "burn- in" procedure before shipment.

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

                  o        Cost Savings
                           ------------
                           Working with suppliers to provide "just-in-time"
                  delivery of components reduces overhead costs of warehousing large quantities of components. This overhead cost reduction is enhanced by fast inventory turnover. Costs are further reduced by having the ability to quickly respond to industry trends, thus avoiding obsolete inventory as technologies change. These cost reductions are reflected in our pricing to our clients.

                  o        Ability to Manage Technology Change
                           -----------------------------------
                           Purchasing components, on an "as needed" basis allows
                  us to better react to the constant change in technology and price.

                  o        Increased Reliability and Quality
                           ---------------------------------
                           Quality control of our MIAD ULTRA(R)line is one of
                  the major reasons that users select the system. After assembling the client's unique configuration, we subject the system to extensive "burn-in" and system testing. Since most failures occur in the first 24-48 hours of use, this testing attempts to make the system fail before shipping to the client. This leads to better service and fewer repairs.

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

(F)      RESELLING

         We are an established supplier of computer systems from vendors for which we act as resellers. We also provide maintenance, installation and networking services to our major clients in the corporate, institutional and education fields. In order to become approved and authorized to resell systems of a name brand vendor such as IBM, Compaq/Hewlett-Packard or Toshiba, among others, the vendor will qualify the proposed reseller on factors such as current sales volume, number of sales personnel, industry knowledge, geographical territory, other authorizations and references. The approved authorization typically requires that a reseller only sell to end users of the product, take responsibility for pre- and post-sale support (which includes responding to technical and software issues and offering training and web consulting services) and commit not to engage in activities contrary to law. The authorization does not include maintenance which is a separate authorization and typically consists of providing repair services either under or out of warranty. There are no other material limitations in the reseller authorizations. A high volume reseller with the proper technical qualifications may also qualify for service authorization from the vendor. Reseller authorizations are typically reviewed by the vendor on an annual basis. To date, neither MIAD nor any vendor has terminated any reseller agreement.

         Our MIAD ULTRA(R) line system for workstations and other servers provides our clients with rapid delivery, custom configuration, cost savings and enhanced quality control. However, for clients who require high-end servers, we are an authorized reseller of Compaq, Toshiba, Hewlett Packard, IBM, Microsoft and other well-recognized brands as described below.

         We have been authorized to resell products from major vendors. We have authorizations from 3Com Systems, Acer, Cisco Systems, Hewlett-Packard/Compaq, IBM, Intel, Lexmark, Microsoft, Novell and Toshiba. These reseller authorizations are referred to in the promotional materials of these vendors as "business partnerships".

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

         We have arrangements with the major distributors in Canada to acquire products. Although we are authorized by the manufacturer to resell their products, we deal directly with their distributors from whom we actually purchase the products which we resell to end users. Our acquisition of products from Ingram-Micro and Synnex, the two largest distributors from whom we acquire approximately 90 % of our products, is based on product availability, price, credit availability and service. We currently have General Security Agreements with Ingram Micro and Synnex which secure payment for all goods and services we purchase from them for resale.

         As a reseller, we earn our revenues through the resale of the products and services we purchase from our vendors, such as IBM, Toshiba, Hewlett-Packard/Compaq, etc. through their distributors. We then resell the products and services to our customers at our price which is higher than the price we pay the distributor.

(G)      SERVICES AND SUPPORT

         In order to provide technology solutions for our clients, we complement our computer assembly and distribution with value-added services and support.

Depot and On-Site computer repair
---------------------------------

         As one of a small number of authorized service facilities in Ontario for IBM, Toshiba, Hewlett-Packard/ Compaq, etc., we are authorized to provide warranty and repair maintenance for desktops, notebooks, servers, peripherals, etc. We provide these services to the client base where we have sold the hardware. In other instances, the computer user has acquired his computer from one of the many non service-authorized vendors and now needs warranty or maintenance repair. The vendor, IBM, for instance will recommend that the client deal with an authorized service provider such as MIAD. Not only do we generate revenue from the service provided, we also acquire a new prospect for other services and future computer sales.

         We have expanded our penetration of the depot market to the point that we now have over 300 computers per month ( principally notebooks) brought in to our depot for repair. We have recently become authorized by Epson Canada to provide repair and warranty service for their Point-of-Sale (POS) printers. We have already commenced providing these repair and warranty services to a number of corporate, institutional and municipal organizations.

Networking Services
-------------------

         As a provider of IT solutions, we have the personnel, expertise, experience and partners to provide turn-key network solutions, from peer-to-peer networks to 200+ station Novell or Microsoft NT and XP networks. We provide network design and consultation, facility cabling, project management, network implementation and support. We work with our clients to provide solutions that not only meet their current requirements, but will allow integration of future growth and technology.

Customized Service and Support
------------------------------

         We have developed customized solutions for specific clients which are now available to our total client base. The services include: prepaid two-way courier service for depot repair; customer advance exchange programs for specific devices/peripherals; software imaging and custom software loading; data recovery; etc.

E-Commerce Consulting
---------------------

         Web enablement and e-commerce communication has arrived as a requirement at a very rapid pace for our client base. Fortunately we had on staff and had access to a pool of talented and experienced web-enabling professionals. We have been able to quickly and professionally develop web presences for our clients, allow them to be registered in a position of prominence with the major search engines, and to communicate with their users. We have developed web-enabled asset management tools that handle conflict management. We have also developed tools that allow the non-technical client users to edit and update the web sites that we have created.

Technical Procedures
--------------------

         We believe that on-going service and support is the basis for any long-term partnership with clients.
         At our Markham facility, we have a permanent repair facility with test equipment, anti- static procedures, a testing LAN set up for product testing and problem recreation. Our tests can be run under XP, NT, Novell or Windows 95/98/2000.

         For depot repair, the client's system is registered with the service co-ordinator at the reception area, transferred to the service department where diagnosis is performed by the MIAD technician. Repair is effected or new parts are ordered from the manufacturer and installed on the system to replace the defective components. Turnaround time depends on parts availability from the manufacturer (IBM, H-P, etc.) But generally averages 2 working days.

         For on-site service, initial support calls are placed to our 1-(800) toll-free number or local phone lines are directed to the technical support team. We currently have Certified Novell-Netware Engineer ("CNE") and Microsoft Certified Engineer ("MSCE") personnel along with technicians who specialize in the manufacturing and support of our ULTRA(R) Series computers. Calls are answered immediately or a technician will return a call within 30 minutes. Problem escalation is directed to the service manager. We provide telephone technical support as well as on-site service. Our on-site service offerings are from 8:00 a.m. to 6:00 p.m. with after hours and weekend service available upon request.

         We use a customized service tracking program to track service calls. With this tracking program, we track customer information, service issues, problem resolution, parts usage and serial numbers. This information is then transferred to our accounting system for invoicing.

         MIAD has also added a new service database that provides customers with secure remote access to query the status of a repair. This allows them the facility to pre-plan their service and preventative maintenance needs from their own site.

(H) MARKETING AND DISTRIBUTION

         Demand for computer systems in the corporate and institutional marketplace is driven by many factors, the most significant being price, brand name recognition, the ability of the system to be customized to the client's needs and desires, and delivery in a timely manner. Management is not aware of any manufacturer that currently has a computer system which can meet all of a client's requirements and desires. The major computer vendors such as IBM, Hewlett-Packard/Compaq do not custom build computer systems. They do, however, generally have available 100 to 300 models of reasonably priced pre-configured computer systems. Conversely, other vendors such as Dell (and MIAD in Canada) do not typically provide mass produced pre-configured systems but, rather, custom build systems. For those large users whose businesses require a custom configured system, a brand name system from a manufacturer such as IBM, Hewlett-Packard/Compaq is typically not an option due to the fixed nature of their mass produced computer systems. It is the build-to-order system available from Dell (and MIAD in Canada) that provides these customers with the unique custom configuration they need with reasonable pricing and rapid delivery.

         We are significantly smaller than Dell and do not have the name recognition that they enjoy. This is a competitive disadvantage which is difficult to overcome due to their greater financial resources. Due to our smaller size, however, we are able to deal face-to-face with our customers and develop personal relationships which does provide us with an advantage that our competitors lack due to their size. In addition, we can usually offer faster delivery, if necessary, and carry no inventory.

         Our current client base is primarily focused in five major market segments. This includes (1) major corporate accounts; (2) institutional accounts to acute care facilities ; (3) utilities (4) municipalities and (5) educational which includes many of the top private schools and community colleges in Ontario.

         At this stage of our development, we are still a relatively small player in the Canadian marketplace. However, we believe that we have the structure and the strategic plan which we expect will allow us to become a significant player in the Canadian IT systems and services business. We are not yet measuring market share in either the corporate, utility, municipal, or institutional fields. We have had significant success in penetrating the Ontario private school and community college markets. Although we have secured many of the top name institutions as our clients, our market share is also still in the single digit range.

         We intend, during the coming fiscal year, to add sales representatives to the Toronto territory, develop our new southwestern Ontario territory, focus on new accounts generally and the Itronix product line specifically and increase exposure on our service offerings featuring IBM, H-P/Compaq warranty and repair service, refine and improve our electronic presence with emphasis on small and medium business, increase our educational, web-hosting and e-commerce services to our client base.

(I) COMPETITIVE BUSINESS CONDITIONS

         Our marketplace is a highly competitive environment. The IT product and services selling industry is characterized by intense competition based primarily on: price; product and services availability; speed and accuracy of delivery; effectiveness of sales programs; credit terms and availability; ability to tailor specific solutions to customer needs; knowledge of client interface personnel; quality and breadth of product lines and services. We believe that we compete favorably with each of these factors.

         We have the ability to provide our clients with either a MIAD custom assembled system or with name brand resales. We do not typically compete with major name brand companies such as IBM, Hewlett-Packard / Compaq or Toshiba in a situation where the client requires a custom assembled system to meet its unique specifications. In such situations, it is the customization package and not price considerations that enable us to attract and maintain customers. When we do compete with a Dell, they have certain competitive advantages such as their materially greater financial resources, name recognition and buying power. Size, however, does have its limitations. Unlike our major, well-financed and well-known competitors, we are able, due to our smaller size, to work face-to-face with our customers and develop working, personal relationships. We do not have the additional expense of carrying inventories and we can, if necessary, provide a faster delivery time in many instances.

         When our role is reselling, high-end name-brand services (such as IBM and H-P/Compaq), to clients and potential clients, we find ourselves competing with other resellers such as NexInnovations (formerly EDS/Systemshouse), Quiet Touch Computers, GE Capital Corp., Microage, Compugen, etc. We believe that we are competitive with these resellers because of our authorizations to service the brand name lines such as IBM, Toshiba, H-P/Compaq and our ability to provide technical support, repair, education, networking and installation services. These factors enable us to effectively compete with larger, better financed companies. We also work closely with our educational clients to experiment with new technologies for their businesses and work with educational associations to secure special prices and configurations for these clients. In addition, we also offer our clients technical training, web-hosting and e-commerce services. We believe that these additional services provides us with a competitive edge over our competitors and that sets us apart.

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

         When we supply high end servers from IBM, Hewlett-Packard / Compaq, Toshiba and others, we also acquire the products based on prices, service and availability primarily from the larger international distributors in the Toronto area (Synnex Canada, Ingram Micro Canada, Tech Data Canada, etc.). Supplies for brand name products from major vendors such as IBM, Compaq, etc. are readily available from the major distribution companies in Canada, including Ingram Micro Canada which is the largest in Canada. The major vendors supply the distributors who, in turn, supply major vendor approved resellers such as MIAD.

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

         Shortages of supply typically are not company specific but rather industry-wide and are generally caused by natural disasters such as the earthquakes in Taiwan and Japan in the past few years that affected chip production on a worldwide basis.

(K) DEPENDENCE ON MAJOR CUSTOMERS

         Our current customer-base is well diversified and spans multiple industry groups. These include major corporate, institutional, municipal, utility and educational customers.

         With a focus on specific industries, we have grown our client-base by concentrating on diversifying our penetration of each of the specific industry groups. In the fiscal year ended September 30, 2002, no single client represented 10% or more of our revenue. For the current fiscal year, ending September 30, 2003 Lambton County represented approximately 16% of our revenue.

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

(O) EMPLOYEES

         As of the date of this filing, we employ 12 persons (all of which are full-time employees). None of our employees are covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

ITEM 2. PROPERTIES

         Our facilities are located at 43 Rivera Drive, Unit 6, Markham, Ontario, Canada. The facility is a modern, secure, industrial brick and concrete block building. We currently occupy 9,800 square feet of warehouse, assembly, service and office space. The current lease expires in November 2005. Our monthly rent is $6,650 (Canadian including taxes) per month.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, the Company may be a party to certain claims, suits and complaints which arise in the ordinary course of business. Currently, there are no such claims, suits or proceedings, which, in the opinion of management, if decided against the Company would have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Shareholders was held on August 20, 2003. The purpose of the meeting was to re-elect Michael Green to serve as a director and ratify the appointment of Brodeur, Dennis Chartered Accountants to serve as the Company's independent auditor for the current fiscal year. Mr. Green was the Company's only director prior to the annual meeting and was the only person to stand for election to the Board of Directors. These resolutions were passed by 100 % of the shareholders represented in person or by proxy representing 3,514,500 shares which is 94.7 % of the issued and outstanding shares of the Corporation.

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

1999                                        High                         Low
----                                        ----                         ---
Quarter ended June 30                    $  1.00                       $ 1.00
Quarter ended September 30                  1.50                         1.00
Quarter ended December 31                   2.375                        1.375

2000
----
Quarter ended March 31                      2.375                        2.1875
Quarter ended June 30                       3.25                         2.375
Quarter ended September 30                  2.80                         2.6825
Quarter ended December 31                   2.75                         2.75

2001
----
Quarter ended March 31                      2.00                         1.25
Quarter ended June 30                       2.00                         1.96
Quarter ended September 30                  2.25                         1.75
Quarter ended December 31                   2.25                         1.75

2002
----
Quarter ended March 31                      1.90                         1.01
Quarter ended June 30                       2.00                         1.05
Quarter ended September 30                  1.50                         0.29
Quarter ended December 31                   0.25                         0.15


2003
----
Quarter ended March 31                      0.19                         0.07
Quarter ended June 30                       0.35                         0.09
Quarter ended September 30                  0.35                         0.18
Quarter ended December 16                   0.25                         0.12

         There can be no assurances that an active public market for the common stock will develop or be sustained.

Holders:
--------

         As of September 30, 2003 there were 3,711,400 shares issued and outstanding and 47 shareholders of record.

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

          The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended September 30, 2003.

          The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-KSB..

         All figures stated herein are in Canadian dollars.

RESULTS OF OPERATIONS
---------------------

Twelve months ended September 30, 2003 compared to same period in 2002.

         Revenues
         --------

         For the fiscal year ended September 30, 2003 our revenues increased by 10% from $7,880,304 in the same period in 2002 to $8,668,856. IDC and ERC, the largest industry watchers in Canada report that, despite a strong rebound in the US economy in 2003, and numerous signs both in Canada and internationally that IT spending is trending up, this year goes down as a bleak year for Canadian resellers's (MIAD's industry). The industry, in Canada, experienced a decline of 9.2%. MIAD's revenue increase for the current fiscal year is positive evidence of the success of the company's marketing plan and strong focus on new finding and closing new account business.

         During the downturn in the economy since 2001, MIAD took steps which management believed would reduce the impact of the declining economy on its business and prepare for the anticipated upturn as to which no assurances can be given. These steps include maintaining relationships and authorizations with the major vendors of servers, desktop and laptop systems, as well as seeking and securing additional service and product authorizations from top name suppliers and investing in additional technical staff training. MIAD has recently been successful in securing distribution rights, in Canada, for Itronix Corporation who provide leading-edge rugged wireless computer systems in the United States which are used in the public sector, utilities and distribution industries. The ruggedized wireless portable computer systems marketplace is currently a growth segment of the industry. IBM Canada has continued to feature MIAD in its advertising campaigns in major business publications; MIAD has appeared in over ten IBM ads in the last year. IBM Canada has recently published a new sales brochure that features MIAD's success in providing quality products and services in the municipal government marketplace.

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

         The Company's success in implementing its strategic objectives, in these difficult economic times, has resulted in a revenue increase and a net profit for the current fiscal year.There is no assurance that this trend can be maintained.

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales increased 7.2% to $1,308,996 in the fiscal year ended September 30, 2003 from $1,236,765 in the comparable period in the previous fiscal year. This increase in total gross profit is a direct result of our 10% increase in total revenue. The gross profit margin on product sales decreased to 15.1 % in the fiscal year ended September 30, 2003 as compared to
15.7 % in the same fiscal year period ended September 30, 2002 as a result of strong competitive pressures in the industry.

           Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.

         Operating Expenses
         ------------------

         Operating expenses decreased from 15.3% of revenue in the fiscal year period ended September 30,2002 to 14.8% of revenue in the current fiscal year. During the current fiscal year, we undertook a review of all expense items and initiated cutbacks in selected areas. Operating expenses, in total, were marginally increased from $1,203,877 in the fiscal year ended September 30, 2002 to $1,279,750 in the current fiscal. This marginal total dollar increase is primarily attributable to the increased sales commissions on higher sales volume,increased sales travel expenses and additions to technical staff. In the current fiscal year, we reduced ongoing professional expenses incurred as a reporting company by $32,612. Depreciation expense increased from $30,866 in the previous fiscal year ended September 30, 2002 to $43,580 in the current fiscal year due to the additional fixed assets. Interest expense decreased from $37,152 in the fiscal year ended September 30, 2002 to $24,602 in the fiscal year ended September 30, 2003. Interest expense was payable to our major suppliers based on the total amount and days outstanding of our accounts payable.

The continuing difficulties in the economy caused a delay in MIAD collecting from its clients and conversely in remitting its outstanding balances to its major suppliers.

 LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, we had cash on hand of $93,240 compared to $191,445 as of year-end, September 30, 2002. The net working capital as of September 30, 2003 was ($155,861) compared to the net working capital as of year-end September 30, 2002 of ($191,354) reflecting an increase in net working capital of $35,493. This increase is primarily due to our operating profit. During the fiscal year ended September 30, 2003, we generated $79,128 from operating activities compared to using $102,318 for the same period in the previous fiscal year. Cash from financing activities decreased from nil in the comparable twelve-month period in the last fiscal year to ($140,000) in the twelve-month period ended September 30, 2003 due to loan repayments. MIAD added $37,333 of capital assets in the twelve-month period ended September 30, 2003 compared to $226,633 of capital asset additions in the previous fiscal year.

         Two suppliers have security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to the two suppliers at September 30, 2003 was $1,807,322. MIAD's president has personally guaranteed all the debts owing to these suppliers, Ingram Micro Canada, Inc.and Synnex canada Inc.

         MIAD does not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments for the fiscal year ending September 30, 2004. MIAD's liquidity is derived primarily from cash flow from sales and external sources. MIAD's external sources of liquidity consist of a possible increase in the lines of credit with major distributors and possible bank financing.Such increases in lines of credit with major distributors or bank or other debt financing, if sought, may not be available, or if available, the terms may not be satisfactory to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In November 2001, the FASB issued Statement of Financial Accounting Standards no. 144 ("SFAS 144") , Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB Statement no. 121 , Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121 ") .This statement is effective for years beginning after December 15, 2001. This statement retains the fundamental provisions of SFAS 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used. However, it provides additional guidance on estimating future cash flows and amends the rules related to assets to be disposed of and held for sale. The Company is currently reviewing the provisions of the statement and assessing their impact on our financial statements. The Company feels this statement will not have a material impact on our financial statements.

         MIAD is currently evaluating these statements but does not expect that they will have a material impact on its financial position, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS
--------------------------

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995(the "Reform Act"), the Company is providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward- looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         (A) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
         ------------------------------------------------------

         As of September 30, 2003, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer and the expiration of their terms as directors are as follows:

                                                                  Period Served
Name                  Age         Position                        as Director
----                  ---         --------                        --------
Michael Green         60          President, Chief Executive      Since
                                  Officer and Director            November 1996

John Pryce            38          Vice-President, Senior          N/A
                                  Sales Executive

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

         (C) FAMILY RELATIONSHIPS
         ------------------------

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

                                    Summary Compensation Table
                                                                                      Long Term Compensation
                                                                                      ----------------------
                           Annual Compensation                               Awards                        Payouts
                           -------------------                               ------                        -------
Name and                                                       Annual        Restricted                                    Other
principal         Fiscal        Base                           compen-       Stock           Under-lying     LTI           Comp-
position          Year          Salary           Bonus         sation        Awards          Options         Pay-outs      ensation
--------          ----          ------           -----         ------        ------          -------         --------      --------
Michael           2003          100,000          16,000        116,000       none            none             none          none
Green
President         2002          100,000          none          100,000       none            none             none          none
CEO and
Director          2001          180,000          15,000        195,000       none            none             none          none

                  2000          180,000          26,000        206,000       none            none             none          none

                  1999          135,000          15,000        150,000       none            none             none          none

John Pryce        2003           75,000          85,000        160,000       none            none             none          none
Vice
President         2002           53,125          10,000         63,125       none            25,000           none          none
(1)

1) Mr. Pryce did not join us until January 2002.His bonus payments are actually commissions earned as per his sales plan.

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

OPTION GRANTS IN 2003
---------------------

         The Board of Directors granted no options in 2003.

AGGREGATED OPTION/EXERCISES AND FISCAL YEAR-END OPTIONS/EXERCISES
------------------------------------------------------------------

                                             OPTIONS                                    EXERCISE
                                             -------                                    --------
                                                                                                          Shares
                                Shares                 Option              Start            Expiry        Exercised
Grant Month       Year          Optioned               Price               Date             Date          9/30/02
-----------       ----          --------               -----               ----             ----          -------
June              1999          160,000                 $ 0.20             June/01          June/06       none

September         2001            40,000                $ 1.75             Sept/02          Sept/06       none

September         2002            25,000                $ 0.69             Sept/03          Sept/07       none

                                                          Stock Options
                                                           Outstanding
                                                           -----------

Outstanding at beginning of year                              225,000

Granted during year                                                --

Exercised                                                          --

Canceled                                                          --

                                                           ----------

Outstanding at end of year (9/30/03)                          225,000


Exercisable at end of year (9/30/03)                           90,000

LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE
----------------------------------------------

         None

COMPENSATION OF DIRECTORS
-------------------------

         None

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
------------------------------------------------------------------------
ARRANGEMENTS
------------

         (A)  EMPLOYMENT AGREEMENTS

         Mr. Green currently has a one year employment agreement that provides for an annual salary of $200,000 (Canadian) per year. He also is entitled to earn a sales commission at the rate of $5,000 for each $1,000,000 of sales achieved by us in the fiscal year up to the first $10,000,000 of sales. If sales exceed $10,000,000, he will receive a bonus of $20,000. For sales above $10,000,000, his bonus will be $12,000 for each $1,000,000 of sales. Mr. Green also will be entitled to receive a bonus of 4% of our pre-tax profit. The employment agreement also provides a covenant by Mr. Green that he will not compete with or solicit any business of MIAD for a three year period from employment termination. This employment agreement has been extended for additional one year terms and expires in October 2004. Mr. Green did not receive the full amount to which he was entitled , as per his compensation agreement, in the fiscal year ended September 30, 2003. In addition, Mr. Green has personally guaranteed all debts owing to Ingram Micro Canada, Inc.and Synnex Canada MIAD's major suppliers.

         Mr. Pryce has a one year employment agreement that provides for an annual salary of $75,000 (Canadian per year). He is entitled to earn sales commission based on his personal sales and a bonus based on the profitability of business closed. This employment agreement commenced on January 15, 2002 and expired on January 14, 2003.This agreement has been extended for an additional one year term and expires in January 2004.

         (B) TERMINATION OF EMPLOYMENT AGREEMENTS

                  None

          (C) CHANGE OF CONTROL ARRANGEMENTS

                  None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         ---------------------------------------------------

         The following information relates to those persons who are the beneficial owners of five percent or more of our outstanding voting common stock:

Title of                Name and Address of                 Amount and Nature of
Class                   Beneficial Owner                    Beneficial Owner (1)            Percentage of Class (2)
-----                   ----------------                    --------------------            -----------------------
Common                  Michael Green                       1,960,000                       52.8%
                        178 Ridley Blvd.
                        Toronto, Ontario, Canada

Common                  Adrienne Green                      490,000                         13.2%
                        5096 Bloomington Road
                        Stouffville, Ontario,
                        Canada

(1) These shares are directly owned by each individual.
(2) Percentage is based upon 3,711,400 shares of common stock outstanding on September 30, 2003.

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
directors as a
group (1 person)

(1) These shares are directly owned by the individual.
(2) Percentage is based upon 3,711,400 shares of common stock outstanding on September 30, 2003.

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

         In July 2000, we entered into security agreements with each of our two major suppliers. Our President, Michael Green, has personally guaranteed all of the debts owing to Ingram Micro Canada, Inc. and Synnex Canada.. The amount of the debt guaranteed by Mr. Green to Ingram Micro at September, 2003 was $275,470 (Canadian) and to Synnex Canada was $1,531,944 (Canadian).

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

         (B)      REPORTS ON FORM 10-K
                  --------------------
                  None

PART F/S. FINANCIAL STATEMENTS OF MIAD SYSTEMS, LTD.

         Independent Auditor's Report
         Audited Balance Sheet as of September 30, 2003 and 2002 Audited Statements of Operations for the year ended September 30, 2003 and  2002
         Audited Statement of Shareholders' Equity for the year ended
               September 30, 2003 and 2002
         Audited Statements of Cash Flows for the year ended September 30, 2003 and 2002
         Notes to Audited Financial Statements

                                INDEX TO EXHIBITS

         3.0      Articles of Incorporation of MIAD Systems Ltd.*
         3.1      Articles of Amendment of Articles of Incorporation*
         3.2      Bylaws*
         4.0      Warrant Certificate*
         10.0     Office Lease dated November 14, 1996*
         10.1     Lease Renewal Agreement dated September 13, 2001**
         10.2     Employment Agreement for Michael Green dated October 1, 1999*
         10.3     Renewal Employment Agreement for Michael Green dated
                    October 1, 2003
         10.4     Employment Agreement for John Pryce dated
                    November 22, 2001 ***
         10.5     Renewal Employment Agreement for John Pryce dated
                    October 1, 2003
         10.6     Stock Option Plan*
         10.7     Security Agreement with Merisel Canada, Inc.*
         10.8     Security Agreement with Ingram Micro Canada, Inc.*
         31       Certification pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002
         32       Certification pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

---------------------
*   Filed as an exhibit to Form 10-SB filed with the SEC on July 10, 2001
** Filed as an exhibit to Form 10-KSB filed with the SEC on January 14, 2002 *** Filed as an Exhibit to Form 10-KSB filed with the SEC on December 19, 2002

                                 SIGNATURE PAGE
                                 --------------


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MIAD  SYSTEMS, LTD.


Date:   December 29, 2003                   By: /s/ Michael A.S. Green
                                                --------------------------
                                            Michael A. S. Green, President
                                              and Principal Financial Officer


         In accordance with the exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Michael A.S. Green                      December 29, 2003
---------------------------
 President and Director



                                       35
                                MIAD SYSTEMS LTD.

                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                                MIAD SYSTEMS LTD.

                          INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE
--------------------------------------------------------------------------------

    Independent Auditors' Report                                       F-2
    Balance Sheets                                                     F-3
    Statements of Operations                                           F-4
    Statement of Shareholders' Equity                                  F-5
    Statements of Cash Flows                                           F-6
    Notes to Financial Statements                                   F-7 - F-13

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
MIAD SYSTEMS LTD.

We have audited the balance sheets of MIAD SYSTEMS LTD. as at September 30, 2003 and 2002, and the statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles. There are no differences between United States GAAP and Canadian GAAP as they relate to the financial statements of MIAD SYSTEMS LTD.; see note 12 for certain disclosure differences.







                                        /s/ Brodeur Dennis Chartered Accountants
                                            ------------------------------------
                                            Brodeur Dennis Chartered Accountants
Richmond Hill, Ontario
December 18, 2003

                                MIAD SYSTEMS LTD.

                                 BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                                                       2003            2002
                                                                                    -----------    -----------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $    93,240    $   191,445
    Accounts receivable, net (Notes 2 and 4)                                          1,580,541        929,351
    Inventories (Notes 2 and 4)                                                          96,937        211,906
    Prepaid expenses                                                                     30,029         11,218
    Due from director (Note 5)                                                          140,000           --
                                                                                    -----------    -----------
                                                                                      1,940,747      1,343,920

CAPITAL ASSETS (NOTE 3)                                                                 220,895        227,142
                                                                                    -----------    -----------
                                                                                    $ 2,161,642    $ 1,571,062
                                                                                    ===========    ===========
                                   LIABILITIES

CURRENT LIABILITIES:
    Accounts payable and accrued charges (Note 4)                                   $ 2,096,608    $ 1,535,274
                                                                                    -----------    -----------
                                                                                      2,096,608      1,535,274
                              SHAREHOLDERS' EQUITY

CAPITAL STOCK (NOTE 6)

  First Preference shares without par value, authorized - unlimited; issued and outstanding - Nil
  Common shares without par value, authorized - unlimited; issued and outstanding
           3,711,400 at September 30, 2003; 3,711,400 at September 30, 2002             590,299        590,299

DEFICIT                                                                                (525,265)      (554,511)
                                                                                    -----------    -----------
           TOTAL STOCKHOLDERS' EQUITY                                                    65,034         35,788
                                                                                    -----------    -----------
           TOTAL                                                                    $ 2,161,642    $ 1,571,062
                                                                                    ===========    ===========

 On Behalf of the Board:

/s/ Michael Green          Director

See notes to financial statements

                                MIAD SYSTEMS LTD.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                          2003           2002
                                                       ----------     ----------

SALES, NET                                             $8,668,856     $7,880,304

COST OF SALES, NET                                      7,359,860      6,643,539
                                                       ----------     ----------
GROSS MARGIN                                            1,308,996      1,236,765
                                                       ----------     ----------

OPERATING EXPENSES
    Wages and benefits                                    876,970        798,634
    Salesmen's auto, travel and promotion                 125,311        111,870
    Rent                                                   79,826         71,837
    Telephone                                              41,718         34,482
    Office and general                                     29,305         32,845
    Professional fees                                      26,571         59,183
    Interest on loans payable                              24,062         37,152
    Advertising                                            14,382          5,550
    Utilities                                               9,154          7,822
    Bank charges                                            5,971          5,839
    Insurance                                               2,900          2,797
    Bad debts                                                --            5,000
    Depreciation                                           43,580         30,866
                                                       ----------     ----------
TOTAL OPERATING EXPENSES                                1,279,750      1,203,877
                                                       ----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                   29,246         32,888
                                                       ----------     ----------

PROVISION FOR INCOME TAXES                                   --             --
                                                       ----------     ----------
NET INCOME                                             $   29,246     $   32,888
                                                       ==========     ==========

NET EARNINGS PER COMMON SHARE
    Basic and fully diluted (Note 12(i))                     0.01           0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic and fully diluted                             3,711,400      3,711,400

See notes to financial statements

                                MIAD SYSTEMS LTD.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                           Common Shares
                                      -----------------------
                                       Shares         Amount      (Deficit)        Total
                                      ---------     ---------     ---------      ---------
Balances September 30, 2001           3,711,400     $ 590,299     $(587,399)     $   2,900
    Net income for the year ended
    September 30, 2002                     --            --          32,888         32,888
                                      ---------     ---------     ---------      ---------
Balances September 30, 2002           3,711,400       590,299      (554,511)        35,788
    Net income for the year ended
    September 30, 2003                     --            --          29,246         29,246
                                      ---------     ---------     ---------      ---------
Balances September 30, 2003           3,711,400     $ 590,299     $(525,265)     $  65,034
                                      =========     =========     =========      =========

See notes to financial statements

                                MIAD SYSTEMS LTD.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                            2003        2002
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                           $  29,246    $  32,888
    Adjustments to reconcile net income to net cash
     used in operating activities
        Depreciation                                        43,580       30,866
        Common shares issued for services                     --           --
        Changes in certain  assets and liabilities
           Accounts receivable                            (651,190)    (442,984)
           Inventories                                     114,969       31,950
           Prepaid expenses                                (18,811)       7,977
           Accounts payable and accrued charges            561,334      236,985
                                                         ---------    ---------
                                                            79,128     (102,318)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                    (37,333)    (226,633)
                                                         ---------    ---------
                                                           (37,333)    (226,633)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from a director                               140,000      120,000
    Repayments to a director                              (280,000)    (120,000)
                                                         ---------    ---------
                                                          (140,000)        --
                                                         ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  (98,205)    (328,951)

CASH AND CASH EQUIVALENTS AT  BEGINNING OF YEAR            191,445      520,396
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $  93,240    $ 191,445
                                                         =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Interest paid in cash during the period              $  24,062    $  37,152
                                                         =========    =========
    Income taxes paid in cash during the period          $    --      $    --
                                                         =========    =========

See notes to financial statements

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

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

    Allowance for Doubtful accounts

         At September 30, 2003 and 2002, the allowance for doubtful accounts on accounts receivable was $5,000 and $5,000 respectively.

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

    Concentrations of Credit Risk

         The company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. During fiscal year ended September 30, 2003, one single customer accounted for 16% of the Company's revenues. During fiscal year ended September 30, 2002, no single customer accounted for 10% of the Company's accounts receivable or revenues.

    Foreign Currency Transactions

          Monetary assets and liabilities denominated in a foreign currency are translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

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

    Inventories

         Inventories are valued at the lower of cost or net realizable value, with cost being determined on an average cost basis. As at September 30, 2001 and 2000, inventory by major classification was as follows:

                                                2003             2002
                                              --------         --------
         Finished goods                       $ 28,000         $ 46,541
         Component parts                        68,937          165,365
                                              --------         --------
                                              $ 96,937         $211,906
                                              ========         ========

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
 3. CAPITAL ASSETS
--------------------------------------------------------------------------------

                                          ACCUMULATED      NET          NET
                                 COST     DEPRECIATION     2003         2002
                               --------     --------     --------     --------
    Office equipment           $177,070     $ 69,913     $107,157     $112,485
    Furniture and fixtures       89,194       38,456       50,738       34,857
    Computer software            84,000       21,000       63,000       79,800
                               --------     --------     --------     --------
                               $350,264     $108,369     $220,895     $227,142
                               ========     ========     ========     ========

4.  ACCOUNTS PAYABLE
--------------------------------------------------------------------------------

    During 2000, the Company signed General Security Agreements with two of its suppliers granting security over all of the assets of the company ranking after Metcan Information Technologies Inc.'s General Security Agreement and after any banking security. One supplier is owed $1,531,851 and the second supplier is owed $275,471. The company purchases the majority of its products from these two suppliers. The president of the company has personally guaranteed all debts owing to one of the suppliers.

5.  DUE FROM DIRECTOR
--------------------------------------------------------------------------------

    The amount due from director is non-interest bearing and has no set terms of repayment.

6.  CAPITAL STOCK
--------------------------------------------------------------------------------

    The Company is authorized to issue an unlimited number of shares of common stock without par value (which is the common form of incorporation in Canada), of which 3,711,400 shares are issued and outstanding as of September 30, 2003. The holders of common stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of shareholders is taken. The holders of the common stock do not have any preemptive rights to subscribe for or purchase any shares of any class of stock.

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

7.  TAX LOSSES
--------------------------------------------------------------------------------

    The Company has unrecorded non-capital income tax loss carryforwards that may be used to reduce future tax liabilities. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, the Company has not recorded any net benefit of the loss carryforwards. These losses will expire in the following years:

                     2006           $        84,000
                     2007           $       123,000
                     2008           $       195,000

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

8.  LEASE OBLIGATIONS
--------------------------------------------------------------------------------

    Premises

    The Company's rent expense for the year ended September 30, 2003 was $79,826 and the rent expense for the year ended September 30, 2002 was $71,836. The Company has negotiated an extension to the current lease for a term of four years ending November 30, 2005 at a rent of approximately $7,000 per month.

    Automobile.

    - 48 months to June 2007
    - annual payments $16,200 plus taxes

9. LICENSING AGREEMENT
--------------------------------------------------------------------------------

    The company entered into a licensing agreement with International Business Machines Corporation (IBM) whereby the company has nonexclusive rights to sell certain licensed products in Canada. The company is required to pay flat annual fee for this right. The company paid $1,000 for fiscal 2003 and $1,000 for fiscal 2002.

10.RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

    During the year, a director advanced funds of $100,000 to the Company. A director is employed by the Company under a service contract and was paid $100,000.

11.CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

    A former employee has commenced a lawsuit for wrongful dismissal and breach of contract. The company has filed a statement of defence and a counter-suit. Management can not determine the outcome of these claims at this time.

12. UNITED STATES GAAP DISCLOSURE REQUIREMENTS
--------------------------------------------------------------------------------

(i)   NET INCOME (LOSS) PER COMMON SHARE
--------------------------------------------------------------------------------

    Under United States GAAP, SFAS No.128, "Earnings Per Share", requires the companies to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. The statements also requires dual presentation of basic and fully diluted EPS for all entities with complex capital structures. For the years ended September 30, 2003 and September 30, 2002, basic and diluted weighted average common shares include only common shares outstanding. During fiscal 2002, the price of the warrants exceeded the average market value of the common shares and in March 2003 the warrants expired. The stock warrants, if exercised would have increased common shares outstanding at September 30, 2003 by nil and September 30, 2002 by 616,600 shares.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)


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

(iii) FREIGHT COSTS
--------------------------------------------------------------------------------

    Freight costs incurred for delivering goods to customers are included in cost of goods sold and amounted to $46,700 and $41,700 in 2003 and 2002, respectively. The Company generated $22,500 and $24,600 of freight revenues recharged to customers in 2003 and 2002, respectively, and these amounts are included in sales.

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)



    The following table summarizes the stock option plan activity:

                                          Stock Options   Exercise Price
                                          -------------   --------------
         Granted - 1999                      160,000          0.20
         Granted - 2001                       40,000          1.75
         Granted - 2002                       25,000          0.69
         Granted - 2003                         --             --
         Exercised                              --             --
         Cancelled                              --             --
                                             -------         -----
         Balance, September 30, 2003         225,000           --
                                             =======         =====
         Exercisable, September 30, 2003      90,000

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

    A summary of the provision for income taxes for the year ended September 30, 2003 is as follows:

           Currently Payable                              $        --
           Deferred benefit                                     186,000
           Valuation allowance                                 (186,000)
                                                          -------------
           Provision for income taxes                     $        --
                                                          =============

           Deferred tax assets (liabilities) at September 30, 2003 are as follows:

           Available Non-capital losses                   $     186,000
           Less: Valuation allowance                           (186,000)
                                                          -------------
           Net deferred tax assets                        $        --
                                                          =============

    The Company has used an estimated federal tax rate of 26% and an estimated provincial tax rate of 14% for all deferred tax computations. The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. The Company has available non-capital losses as of September 30, 2003 of approximately $504,000.

(vii) LITIGATION
--------------------------------------------------------------------------------

    From time to time the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. Management believes that the settlement or resolution of such actions, if any, will not have a material effect on the financial position or results of operations of the Company.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

(viii) RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

    In December 2002, the FASB issued Statement No.124 " Accounting for Stock-Based Compensation." This statement amends FASB Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method for stock-based employee compensation. The company adopted the disclosure requirement in this form 10-K.

    In January 2003, the FASB issued Interpretation No.46, "Consolidation of Variable Interest Entities" which addresses consolidation by businesses of variable interest entities. The Company does not anticipate any impact from this interpretation.