Form 10KSB/A
period 2003-09-30
MIAD SYSTEMS LTD
filed 2004-02-04
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

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

                                INDEX TO EXHIBITS

         3.0      Articles of Incorporation of MIAD Systems Ltd.*
         3.1      Articles of Amendment of Articles of Incorporation*
         3.2      Bylaws*
         4.0      Warrant Certificate*
         10.0     Office Lease dated November 14, 1996*
         10.1     Lease Renewal Agreement dated September 13, 2001**
         10.2     Employment Agreement for Michael Green dated October 1, 1999*
         10.3     Renewal Employment Agreement for Michael Green dated
                    October 1, 2003 ****
         10.4     Employment Agreement for John Pryce dated
                    November 22, 2001 ***
         10.5     Renewal Employment Agreement for John Pryce dated
                    October 1, 2003 ****
         10.6     Stock Option Plan*
         10.7     Security Agreement with Merisel Canada, Inc.*
         10.8     Security Agreement with Ingram Micro Canada, Inc.*
         31       Certification pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002
         32       Certification pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

---------------------
*    Filed as an exhibit to Form 10-SB filed with the SEC on July 10, 2001
**   Filed as an exhibit to Form 10-KSB filed with the SEC on January 14, 2002
*** Filed as an Exhibit to Form 10-KSB filed with the SEC on December 19, 2002 **** Previously Filed

                                 SIGNATURE PAGE
                                 --------------


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MIAD  SYSTEMS, LTD.


Date:   February 4, 2004                    By: /s/ Michael A.S. Green
                                                --------------------------
                                            Michael A. S. Green, President
                                              and Principal Financial Officer


         In accordance with the exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Michael A.S. Green                      February 4, 2004
---------------------------
 President and Director

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







                                    /s/ Brodeur Dennis Chartered Accountants

                                            Brodeur Dennis Chartered Accountants
Richmond Hill, Ontario
December 18, 2003

                                MIAD SYSTEMS LTD.

                                 BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                         ASSETS                          2003            2002
--------------------------------------------------------------------------------

CURRENT ASSETS:
    Cash and cash equivalents                        $    93,240    $   191,445
    Accounts receivable, net (Notes 2 and 4)           1,580,541        929,351
    Inventories (Notes 2 and 4)                           96,937        211,906
    Prepaid expenses                                      30,029         11,218
    Due from director (Note 5)                           140,000             --
                                                     --------------------------

                                                       1,940,747      1,343,920

CAPITAL ASSETS (NOTE 3)                                  220,895        227,142
                                                     --------------------------

                                                     $ 2,161,642    $ 1,571,062
                                                     ==========================

                       LIABILITIES
--------------------------------------------------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued charges (Note 4)    $ 2,096,608    $ 1,535,274
                                                     --------------------------

                                                       2,096,608      1,535,274
                   SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

CAPITAL STOCK (NOTE 6)

  First Preference shares without par value,
           authorized - unlimited;
           issued and outstanding - Nil
  Common shares without par value,
           authorized - unlimited;
           issued and outstanding 3,711,400
           at September 30, 2003;
           3,711,400 at September 30, 2002               590,299        590,299

DEFICIT                                                 (525,265)      (554,511)
                                                     --------------------------

           TOTAL STOCKHOLDERS' EQUITY                     65,034         35,788
                                                     --------------------------

           TOTAL                                     $ 2,161,642    $ 1,571,062
                                                     ==========================


 On Behalf of the Board:

/s/ Michael Green          Director
--------------------------

See notes to financial statements

                                MIAD SYSTEMS LTD.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                       2003         2002
----------------------------------------------------------------------------

SALES, HARDWARE AND SOFTWARE                        $8,169,942    $7,782,404
SALES, WEB DESIGN AND NETWORKING SERVICE               498,914        97,900
                                                    ------------------------

Total sales                                          8,668,856     7,880,304
                                                    ------------------------

COST OF SALES, HARDWARE AND SOFTWARE                 7,057,106     6,632,801
COST OF SALES, WEB DESIGN AND NETWORKING SERVICE       302,754        10,738
                                                    ------------------------

TOTAL COST OF SALES                                  7,359,860     6,643,539
                                                    ------------------------

GROSS MARGIN                                         1,308,996     1,236,765
                                                    ------------------------
OPERATING EXPENSES
    Wages and benefits                                 876,970       798,634
    Salesmen's auto, travel and promotion              125,311       111,870
    Rent                                                79,826        71,837
    Telephone                                           41,718        34,482
    Office and general                                  29,305        32,845
    Professional fees                                   26,571        59,183
    Interest on loans payable                           24,062        37,152
    Advertising                                         14,382         5,550
    Utilities                                            9,154         7,822
    Bank charges                                         5,971         5,839
    Insurance                                            2,900         2,797
    Bad debts                                               --         5,000
    Depreciation                                        43,580        30,866
                                                    ------------------------

TOTAL OPERATING EXPENSES                             1,279,750     1,203,877
                                                    ------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                29,246        32,888
                                                    ------------------------
PROVISION FOR INCOME TAXES                                  --            --
                                                    ------------------------

NET INCOME                                          $   29,246    $   32,888
                                                    ========================


NET EARNINGS PER COMMON SHARE
    Basic and fully diluted (Note 12(i))                  0.01          0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic and fully diluted                          3,711,400     3,711,400


See notes to financial statements

                                MIAD SYSTEMS LTD.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                         Common Shares
                                     ----------------------
                                       Shares       Amount     (Deficit)        Total
--------------------------------------------------------------------------------------
Balances September 30, 2001          3,711,400    $ 590,299    $(587,399)    $   2,900
    Net income for the year ended
    September 30, 2002                      --           --       32,888        32,888
                                     -------------------------------------------------

Balances September 30, 2002          3,711,400      590,299     (554,511)       35,788
    Net income for the year ended
    September 30, 2003                      --           --       29,246        29,246
                                     -------------------------------------------------

Balances September 30, 2003          3,711,400    $ 590,299    $(525,265)    $  65,034
                                     =================================================

See notes to financial statements

                                MIAD SYSTEMS LTD.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                          2003          2002
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                         $  29,246     $  32,888
    Adjustments to reconcile net income to net cash
     used in operating activities
        Depreciation                                      43,580        30,866
        Common shares issued for services                     --            --
        Changes in certain  assets and liabilities
           Accounts receivable                          (651,190)     (442,984)
           Inventories                                   114,969        31,950
           Prepaid expenses                              (18,811)        7,977
           Accounts payable and accrued charges          561,334       236,985
                                                       -----------------------
                                                          79,128      (102,318)
                                                       -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                  (37,333)     (226,633)
                                                       -----------------------

                                                         (37,333)     (226,633)
                                                       -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from a director                             140,000       120,000
    Repayments to a director                            (280,000)     (120,000)
                                                       -----------------------

                                                        (140,000)           --
                                                       -----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                (98,205)     (328,951)

CASH AND CASH EQUIVALENTS AT  BEGINNING OF YEAR          191,445       520,396
                                                       -----------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $  93,240     $ 191,445
                                                       =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Interest paid in cash during the period            $  24,062     $  37,152
                                                       =======================

    Income taxes paid in cash during the period        $      --     $      --
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

    Inventories

         Inventories are valued at the lower of cost or net realizable value, with cost being determined on an average cost basis. As at September 30, 2001 and 2000, inventory by major classification was as follows:

                                                 2003                  2002
        ---------------------------------------------------------------------
        Finished goods                         $ 28,000              $ 46,541
        Component parts                          68,937               165,365
                                               ------------------------------
                                               $ 96,937              $211,906
                                               ==============================

    Net Earnings (Loss) per Common Share

         Basic net earnings (loss) per share is computed by dividing net earnings (loss) available to the common shareholders by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share is computed by giving effect to all dilutive securities convertible into common shares.

    Revenue Recognition

         Reveues includes sales of hardware and software and services which is made up of web design and networking service. Revenues from the sales of products are recognized upon shipment and when all significant contractual obligation have been satisfied and collection is reasonably assured. The company ships products FOB our warehouse and uses common carriers to deliver the goods. Provision is made for an estimate of product returns and doubtful accounts and is based on historical experience.

         Revenue from the sales of software is recognized at the date of shipment to customers. The company ships software products FOB our warehouse and uses common carriers to deliver the goods.

         Revenue from network installations, warranty and repair service and e-business consulting are recognized after the completion of the service.

         Revenue from sales of multiple element arrangements has the Company allocating fees to the varoious elements based on their relative fair values for each element. Fair valuesa are determined based on separate price lists.

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

3. CAPITAL ASSETS
--------------------------------------------------------------------------------

                                             ACCUMULATED       NET       NET
                                   COST      DEPRECIATION      2003       2002
    ----------------------------------------------------------------------------
    Office equipment             $177,070      $ 69,913      $107,157   $112,485
    Furniture and fixtures         89,194        38,456        50,738     34,857
    Computer software              84,000        21,000        63,000     79,800
                                 -----------------------------------------------
                                 $350,264      $108,369      $220,895   $227,142
                                 ===============================================

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

7.  TAX LOSSES
--------------------------------------------------------------------------------

    The Company has unrecorded non-capital income tax loss carryforwards that may be used to reduce future tax liabilities. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, the Company has not recorded any net benefit of the loss carryforwards. These losses will expire in the following years:

                               2006           $ 84,000
                               2007           $123,000
                               2008           $195,000

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

10. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

    During the year, a director advanced funds of $100,000 to the Company. A director is employed by the Company under a service contract and was paid $100,000.

11. CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)


(ii)  REVENUE RECOGNITION
--------------------------------------------------------------------------------

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)


    The following table summarizes the stock option plan activity:

                                             STOCK OPTIONS        EXERCISE PRICE
        ------------------------------------------------------------------------
        Granted - 1999                          160,000                 0.20
        Granted - 2001                           40,000                 1.75
        Granted - 2002                           25,000                 0.69
        Granted - 2003                               --                   --
        Exercised                                    --                   --
        Cancelled                                    --                   --
                                                ----------------------------

        Balance, September 30, 2003             225,000                   --
                                                ============================

        Exercisable, September 30, 2003          90,000

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

      A summary of the provision for income taxes for the year ended September 30, 2003 is as follows:

           Currently Payable                       $      --
           Deferred benefit                          186,000
           Valuation allowance                      (186,000)
                                                   ---------
           Provision for income taxes              $      --
                                                   =========

      Deferred tax assets (liabilities) at September 30, 2003 are as follows:

           Available Non-capital losses            $ 186,000
           Less: Valuation allowance                (186,000)
                                                   ---------
           Net deferred tax assets                 $      --
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