Form 10QSB
period 2003-12-31
MIAD SYSTEMS LTD
filed 2004-02-20
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           -----------------------------------------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2003
               ---------------------------------------------------

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

As of December 31, 2003 there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors of
MIAD Systems Ltd.

We have reviewed the accompanying balance sheets of MIAD Systems Ltd. (The "Company") as at December 31, 2003 and the related statements of operations and cash flows for the three month periods then ended. These financial statements are the responsibility of the Company's management.

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

                                        /s/ Brodeur Dennis Chartered Accountants

                                        Brodeur Dennis Chartered Accountants
Richmond Hill, Ontario
February 14, 2004

                                MIAD SYSTEMS LTD.

                                  BALANCE SHEET
                             AS AT DECEMBER 31, 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                    UNAUDITED

                                                December 31,  September 30,
                           ASSETS                   2003           2003
---------------------------------------------------------------------------

CURRENT ASSETS:
    Cash                                        $    12,972     $    93,240
    Accounts receivable                             663,403       1,580,541
    Inventories                                     135,474          96,937
    Prepaid expenses                                 30,029          30,029
    Due from Director                                    --         140,000
                                                ---------------------------

        TOTAL CURRENT ASSETS                        841,878       1,940,747

CAPITAL ASSETS                                      218,880         220,895
                                                ---------------------------

        TOTAL                                   $ 1,060,758     $ 2,161,642
                                                ===========================

                         LIABILITIES
---------------------------------------------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued charges        $   752,073     $ 2,096,608
    Due to Director                                 290,000              --
                                                ---------------------------

        TOTAL CURRENT LIABILITIES                 1,042,073       2,096,608
                                                ---------------------------

        TOTAL  LIABILITIES                        1,042,073       2,096,608
                                                ---------------------------

                    SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------

CAPITAL STOCK

  First Preference shares without par value,
    authorized - unlimited;
    issued and outstanding - Nil
  Common shares without par value,
    authorized - unlimited;
    issued and outstanding 3,711,400 at
    December 31, 2003; 3,711,400 at
    September 30, 2003                              590,299         590,299

DEFICIT                                            (571,614)       (525,265)
                                                ---------------------------

        TOTAL STOCKHOLDERS' EQUITY                   18,685          65,034
                                                ---------------------------

        TOTAL                                   $ 1,060,758     $ 2,161,642
                                                ===========================

                                MIAD SYSTEMS LTD.

                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                    UNAUDITED

                                                    December 31,   December 31,
                                                        2003           2002
-------------------------------------------------------------------------------


SALES, HARDWARE AND SOFTWARE                        $ 1,070,220     $ 1,326,044
SALES, WEB DESIGN AND NETWORKING SERVICE                 81,980          46,638
                                                    ---------------------------

TOTAL SALES                                           1,152,200       1,372,682
                                                    ---------------------------

COST OF SALES, HARDWARE AND SOFTWARE                    869,798       1,080,326
COST OF SALES, WEB DESIGN AND NETWORKING SERVICE         48,846          21,492
                                                    ---------------------------

TOTAL COST OF SALES                                     918,644       1,101,818
                                                    ---------------------------

Gross margin                                            233,556         270,864
                                                    ---------------------------

EXPENSES
    Advertising                                           2,679             330
    Bad debts                                               871              --
    Bank charges                                          3,730           6,089
    Depreciation                                         10,800          13,960
    Insurance                                                --           2,500
    Office and general                                    7,188           9,006
    Professional fees                                         5           4,307
    Rent                                                 21,794          20,306
    Salesmen's Auto, travel and promotion                24,002          27,021
    Telephone                                            10,505          12,205
    Utilities                                             2,290           2,552
    Wages and benefits                                  196,045         147,705
                                                    ---------------------------
                                                        279,909         245,981
                                                    ---------------------------

INCOME (LOSS) FOR THE PERIOD                            (46,353)         24,883

DEFICIT AT BEGINNING OF PERIOD                         (525,261)       (554,511)
                                                    ---------------------------

DEFICIT AT END OF PERIOD                            $  (571,614)    $  (529,628)
                                                    ===========================


NET INCOME (LOSS) PER COMMON SHARE
    Basic  and diluted                                    (0.01)           0.01

WEIGHTED-AVERAGE SHARES OUTSTANDING:
    Basic                                             3,711,400       3,711,400

                                MIAD SYSTEMS LTD.

                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                    UNAUDITED

                                                    December 31,   December 31,
                                                        2003           2002
-------------------------------------------------------------------------------


OPERATING ACTIVITIES
    Net income (loss) for the period                $   (46,353)    $    24,883
    Items not requiring  cash
        Depreciation                                     10,800          13,960
                                                    ---------------------------
                                                        (35,553)         38,843
Changes in certain  non-cash working capital items
        Accounts receivable                             917,142         281,080
        Inventories                                     (38,537)         34,745
        Prepaid expenses                                     --             718
        Accounts payable and accrued charges         (1,344,535)       (521,345)
        Advance from director (net)                     430,000              --
                                                    ---------------------------

TOTAL CASH FROM (USED FOR) OPERATING ACTIVITIES         (71,483)       (165,959)
                                                    ---------------------------

INVESTING ACTIVITIES
    Capital asset additions                              (8,785)         (5,980)
                                                    ---------------------------

TOTAL CASH FROM (USED FOR) INVESTING ACTIVITIES          (8,785)         (5,980)
                                                    ---------------------------

CHANGE IN CASH POSITION DURING THE PERIOD               (80,268)       (171,939)

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD        93,240         191,445
                                                    ---------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    12,972     $    19,506
                                                    ===========================

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

    The accompanying financial statements of MIAD Systems Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and other applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended December 31, 2003 and 2002 are unaudited. The financial statements for the period ended December 31, 2003 and December 31, 2002 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods are not necessarily indicative of the results of operation for the fiscal year. These financial statements should be read in conjunction with the audited financial statements and footnotes for its fiscal year ended September 30, 2003 included in the Company's filings on Form 10-KSB

2.  SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

                    Office Equipment           - 30%  declining balance  method
                    Computer equipment         - 30%  declining balance  method
                    Computer software          - straight-line over 60 months

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

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

    Revenue Recognition

         Revenues includes sales of hardware and software and services which is made up of web design and networking service. Revenues from the sales of products are recognized upon shipment and when all significant contractual obligation have been satisfied and collection is reasonably assured. The company ships products FOB our warehouse and uses common carriers to deliver the goods. Provision is made for an estimate of product returns and doubtful accounts and is based on historical experience.

         Revenue from the sales of software is recognized at the date of shipment to customers. The company ships software products FOB our warehouse and uses common carriers to deliver the goods.

         Revenue from network installations, warranty and repair service and e-business consulting are recognized after the completion of the service.

         Revenue from sales of multiple element arrangements has the Company allocating fees to the various elements based on their relative fair values for each element. Fair values are determined based on separate price lists.

                              MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

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

    Capital Stock

         During the period ended December 31, 2003, there were no stock transactions.

3.  INCOME TAXES
--------------------------------------------------------------------------------

    Any income taxes generated by net income for the period is offset by non-capital losses carried forward. Any deferred asset generated by the net loss for the period is offset in its entirety by a valuation allowance.

4.  CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

    A former employee has commenced a lawsuit for wrongful dismissal and breach of contract. The company has filed a statement of defence and a counter-suit. Management can not determine the outcome of these claims at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended December 31, 2003.

         The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's 10-KSB filing.

         All amounts are stated in Canadian dollars.

RESULTS OF OPERATIONS
---------------------

For the three months ended December 31, 2003 compared to the three month period ended December 31, 2002.

         Revenues
         --------

         For the three-month period ended December 31, 2003 our revenues decreased by 16.1 % from $1,372,682 in the same period in 2002 to $ 1,152,200.

         Despite a strong rebound in the US economy in 2003, and numerous signs both in Canada and internationally that Information Technology spending was trending up, IDC and ERC, the largest computer industry watchers in Canada report that the year 2003 will go down as a very bleak year for Canadian computer resellers (MIAD's industry). MIAD's results in the first fiscal quarter of 2004 (last calendar quarter of 2003) are representative of the industry's difficulties in this country.

Canadian corporations, including MIAD's prospects, who had been contemplating computer systems purchases simply put these decisions on hold. MIAD experienced, during the quarter, the consequences of these decision deferrals. Although the year 2004 is forecasted to generate an economic recovery and a resumption of demand for computer systems, there can be no assurance for the computer industry generally, nor for MIAD specifically, that these purchase decisions will be resumed with any vendor.

         With the ongoing deferral in computer orders, MIAD continues to take steps which management believes will reduce the impact of the declining economy on its business and prepare for a resumption of orders, as to which no assurance can be given. MIAD continues its aggressive program to service its existing client base and seek to secure new clients. The Company is maintaining relationships and authorizations with the major manufacturers, investing in additional staff technical training and focusing on the growth of its service activities (repair, maintenance and web design).

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales decreased 13.8 % to $233,556 in the three months ended December 31,2003 from $270,864 in the comparable period in the previous fiscal year. The decrease in total dollars of gross profit on product sales is directly attributable to the 16.1 % decrease in sales in the three-month period ended December 31, 2003 compared to the same three-month period ended December 31, 2002. The gross profit margin on product sales stayed essentially the same, increasing a very small amount to 20.3 % in the quarter ended December 31, 2003 as compared to 19.7 % in the same three-month period ended December 31,2002.The gross profit margin level difficulties are attributable to the competitive pressures on pricing for products as vendors chased a declining number of prospective buyers. MIAD has focused on increasing revenues from service activities such as repair, maintenance, networking and web design where the margins are higher than those from product sales. This has allowed the gross margins as a percentage of total sales to be maintained or even slightly improved, although this cannot be assured on a going-forward basis.

         Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.

         Operating Expenses
         ------------------

         Operating expenses, in total, increased to $279,909 (24.3 % of revenue) for the three-month period ended December 31, 2003 from $245,981 (17.9 % of revenue) in the comparable quarter ended December 31, 2002. This total dollar increase of $33,928 in operating expenses is attributable to the $48,340 increase in payroll levels, both for sales and technical personnel, in anticipation of a resumption in demand for computer systems, although there is no assurance that such resumption will occur. Other expense levels are lower as a result of the Company's program of continuing to review all expense items and initiating cutbacks where appropriate. Interest expense and bank charges decreased from $6,089 in the three-month period ended December 31, 2002 to $3,730 in the quarter ended December 31, 2003 . The decrease in interest expense in the current fiscal year is due to the decrease in loans payable and supplier payables.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, we had cash on hand of $12,972 compared to $93,240 as of year- end, September 30, 2003. The net working capital as of December 31, 2003 was ($200,195) compared to the net working capital as of year-end September 30, 2003 of $155,861 reflecting a decrease in net working capital of $356,056. This decrease is primarily due to the increase in repayment of vendor payables over the collection of receivables during the period supported by director advances and our operating losses for the first quarter of operation in the current fiscal year. During the three months ended December 31, 2003, we used $71,483 for operating activities compared to $165,959 for the same period in the previous fiscal year. Repayment of supplier payables exceeded accounts receivable collections significantly during the period funded by net director advances. MIAD added $8,785 of capital assets in the three-month period ended December 31, 2003 compared to $5,980 of capital asset additions in the same period during the last fiscal year.

         Two suppliers, Ingram Micro Canada, Inc.and Synnex Canada Inc., have security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to Ingram Micro Canada Inc at December 31, 2003 was $158,473; the total amount owed to Synnex Canada Inc. as of that date was $451,093 . MIAD's president has personally guaranteed all the debts owing to these suppliers.

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


                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)      The following exhibits are included in this filing:

                  Exhibit 31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                               MIAD SYSTEMS, LTD.
                                               ------------------
                                               (Registrant)



Date: February 18, 2004                        By:  /s/ Michael A. S. Green
                                               ----------------------------
                                               President