Form 10QSB
period 2004-03-31
MIAD SYSTEMS LTD
filed 2004-05-12
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      --------------------------------------------------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004
                  ---------------------------------------------


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

As of March 31, 2004 there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
(ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)

                                                                  March 31,      September 30,
                                     ASSETS                          2004            2003
---------------------------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                    $   151,673      $    93,240
    Accounts receivable, net                                         730,596        1,580,541
    Inventories                                                      171,691           96,937
    Prepaid expenses                                                  35,199           30,029
    Due from Director                                                     --          140,000
                                                                 ----------------------------

                                                                   1,089,159        1,940,747

CAPITAL ASSETS                                                       216,100          220,895
                                                                 ----------------------------
                                                                 $ 1,305,259      $ 2,161,642
                                                                 ============================


                                  LIABILITIES
---------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued charges                         $ 1,061,998      $ 2,096,608
    Due to director (note 3)                                         290,000               --
                                                                 ----------------------------

                                                                   1,351,998        2,096,608
                                                                 ----------------------------

                         SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------

CAPITAL STOCK

    First Preference shares without par value , authorized - unlimited; issued and outstanding - Nil

    Common shares without par value, authorized - unlimited;
        issued and outstanding 3,711,400 at March 31, 2004;
        3,711,400 at September 30, 2003                              590,299          590,299

DEFICIT                                                             (637,038)        (525,265)
                                                                 ----------------------------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (46,739)          65,034
                                                                 ----------------------------

                                                                 $ 1,305,259      $ 2,161,642
                                                                 ============================

STATEMENTS OF OPERATIONS
(ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)

                                                     Three months ended              Six months ended
                                                          March 31,                       March  31,
                                                   2004              2003            2004              2003
--------------------------------------------------------------------------------------------------------------
SALES, hardware and software                    $ 1,282,025      $   824,516      $ 2,352,245      $ 2,155,953
Sales, Web design and service                        33,395           41,246          115,375           82,492
                                                --------------------------------------------------------------

TOTAL SALES                                       1,315,420          865,762        2,467,620        2,238,445
                                                --------------------------------------------------------------

Cost of sales hardware and software               1,058,906          718,868        1,928,704        1,798,946
Cost of sales, web design and service                15,243           21,740           64,089           43,480
                                                --------------------------------------------------------------

Total cost of sales                               1,074,149          740,608        1,992,793        1,842,426
                                                --------------------------------------------------------------

Gross Margin                                        241,271          125,154          474,827          396,019
                                                --------------------------------------------------------------


OPERATING EXPENSES
    Advertising                                       1,858            2,489            4,536            2,819
    Bad debts                                          (871)              --               --               --
    Bank charges                                     18,239           (3,413)          10,369            2,676
    Depreciation                                     10,800            4,224           21,600           18,184
    Insurance                                           385               --              385            2,500
    Interest on loans payable                        11,600            7,070           11,600            7,070
    Office and general                               10,401            8,097           17,589           17,103
    Professional fees                                12,165            2,289           12,170            6,596
    Rent                                             20,102           20,690           41,896           40,996
    Salesmen's expenses                              21,580           20,895           45,582           47,916
    Telephone                                        10,079            9,158           20,584           21,363
    Utilities                                         3,782            3,385            6,072            5,937
    Wages and benefits                              198,177          156,544          394,223          304,250
                                                --------------------------------------------------------------
TOTAL OPERATING EXPENSES                            318,297          231,428          586,606          477,410
                                                --------------------------------------------------------------

LOSS BEFORE INCOME TAXES                            (77,026)        (106,274)        (111,779)         (81,391)

PROVISION FOR INCOME TAXES                               --               --               --               --
                                                --------------------------------------------------------------

NET LOSS                                        $   (77,026)     $  (106,274)     $  (111,779)     $   (81,391)
                                                ==============================================================

NET LOSS PER COMMON SHARE

    Basic                                       $     (0.02)     $     (0.01)     $     (0.03)     $     (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

    Basic                                         3,711,400        3,711,400        3,711,400        3,711,400

STATEMENTS OF CASH FLOWS
(ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)

                                                             Six months ended
                                                                 March 31,
                                                           2004            2003
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $  (111,779)     $   (81,391)
    Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation                                        21,600           18,184
        Changes in certain  assets and liabilities
           Accounts receivable                             849,945          229,957
           Inventories                                     (74,754)          (1,468)
           Prepaid expenses                                 (5,170)          (4,287)
           Accounts payable and accrued charges         (1,034,610)        (518,594)
                                                       ----------------------------

NET CASH USED IN OPERATING ACTIVITIES                     (354,768)        (357,599)
                                                       ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                    (16,799)          (7,245)
                                                       ----------------------------

NET CASH USED IN INVESTING ACTIVITIES                      (16,799)          (7,245)

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from director                                 430,000          200,000
                                                       ----------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  430,000          200,000
                                                       -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   58,433         (164,844)

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD           93,240          191,445
                                                       ----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   151,673      $    26,601
                                                       ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Interest paid in cash during the period            $    11,600      $     7,070
                                                       ============================
    Income taxes paid in cash during the period        $        --      $        --
                                                       ============================

NOTES TO THE  FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)

1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

    The accompanying financial statements of MIAD Systems Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and other applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended March 31, 2004 and 2003 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operation for the fiscal year. These financial statements should be read in conjunction with the audited financial statements and footnotes for its fiscal year ended September 30, 2003 included in the Company's filings on Form 10-KSB.

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

MIAD SYSTEMS LTD.

NOTES TO THE  FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)

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

MIAD SYSTEMS LTD.

NOTES TO THE  FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)

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

3.  DUE TO DIRECTOR
--------------------------------------------------------------------------------

    The amount due to director bears interest at eight (8 %) percent and is secured by a general security agreement.

4.  CAPITAL STOCK
--------------------------------------------------------------------------------

    During the period ended March 31, 2004 there were no stock transactions.

5.  INCOME TAXES
--------------------------------------------------------------------------------

    Any income taxes generated by net income for the period is offset by non-capital losses carried forward. Any deferred asset generated by the net loss for the period is offset in its entirety by a valuation allowance.

6.  CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

    A former employee has commenced a lawsuit for wrongful dismissal and breach of contract. The Company has filed a statement of defence and a counter-suit. Management can not determine the outcome of these claims at this time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months and six months ended March 31, 2004.

         The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's 10-KSB filing.

         All amounts are stated in Canadian dollars.

RESULTS OF OPERATIONS
---------------------

         For the three and six months ended March 31, 2004 compared to the three and six-month periods ended March 31, 2003.

         Revenues
         --------

         For the three-month period ended March 31, 2004 our revenues increased by 51.9 % from $865,762 in the same period in 2003 to $1,315,420; for the six-month period ended March 31, 2004 our revenues increased by 10.2% from $2,238,445 in the same period in 2003 to $2,467,620.

         As previously noted, the largest computer industry watchers in Canada reported that the year 2003 went down as a very bleak year for Canadian computer resellers (MIAD's industry). MIAD's results in the first half of 2004, although higher than 2003, are disappointing yet are representative of the industry's continuing difficulties in this country. Canadian corporations, including MIAD's prospects, who had been contemplating computer systems purchases simply continue put these decisions on hold. Although our revenues were higher than last year, MIAD experienced, during the quarter and half year, the disappointing consequences of these decision deferrals. Although the year 2004 is forecasted to generate an economic recovery and a resumption of demand for computer systems, there can be no assurance for the computer industry generally, nor for MIAD specifically, that these purchase decisions will be resumed in the second half of fiscal 2004.

         With the ongoing deferral in computer orders, MIAD continues to take steps which management believes will reduce the impact of the declining economy on its business and prepare for a resumption of orders, as to which no assurance can be given. MIAD continues its aggressive program to service its existing client base and seek to secure new clients. The Company is maintaining relationships and authorizations with the major manufacturers, investing in additional staff technical training and focusing on the growth of its service activities particularly repair and maintenance and developing prospects for the Itronix Corporation line of ruggedized wireless computer systems.

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales increased 92.9 % to $241,271 in the three months ended March 31,2004 from $125,154 in the comparable period in the previous fiscal year; our gross profit on product sales increased 19.9% to $474,827 in the six months ended March 31, 2004 from $396,019 in the six month period ended March 31, 2003. The increase in total dollars of gross profit on product sales is mainly attributable to the increase in sales in the three-month period ended March 31, 2004 compared to the same three-month period ended March 31, 2003 and the increase in sales in the six-month period ended March 31, 2004 compared to the same six-month period ended March 31, 2003. The gross profit margin on product sales increased to 18.3% in the quarter ended March 31, 2004 as compared to 14.5 % in the same three-month period ended March 31,2003; the gross profit margin on product sales increased to 19.2% in the six-month period ended March 31, 2004 as compared to 17.7% in the same six-month period ended March 31, 2003.The gross profit margin increase, in the current year, is attributable to the increase in web design and service revenue where profit margins, currently, are higher than on product sales

         Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.

         Operating Expenses
         ------------------

         Operating expenses, in total, increased to $318,297 (24.2 % of revenue) for the three-month period ended March 31, 2004 from $231,428 (26.7 % of revenue) in the comparable quarter ended March 31, 2003: for the six-month period ended March 31, 2004, total operating expenses increased to $586,606 (23.8% of revenue) from $477,410 (21.3% of revenue) in the comparable six-month period ended March 31, 2003. This total dollar increase in operating expenses is primarily attributable to the expenses incurred (primarily wages) in connection with the opening of a satellite sales and service office that we opened in London, Ontario in anticipation of the rebound in computer orders in 2004, which has not materialized. Interest expense and bank charges increased from $3,657 in the three-month period ended March 31, 2003 to $29,839 in the quarter ended March 31, 2004 ; interest expense and bank charges increased from $9,746 in the six-month period ended March 31, 2003 to $21,969 in the six-month period ended March 31, 2004. The increase in interest expense and bank charges in the current fiscal year is due to the increase in balances payable to the two main suppliers and to the advance from the director. Depreciation increased from $4,224 in the three-month period ended March 31, 2003 to $10,800 in the three-month period ended March 31, 2004; for the six month period ended March 31, 2004 depreciation expense increased from $18,184 in the previous fiscal year to $21,600. The increase in depreciation expense, in the current year, is attributable to the increase in fixed assets subject to depreciation. Our wages and benefits increased from $156,544 in the quarter ended March 31, 2003 to $198,177 in the quarter ended March 31, 2004; for the six-month period, wages and benefits increased from $304,250 in the period ended March 31, 2003 to $394,223 in the comparable period ending March 31, 2004 (directly attributable to the opening of the London satellite office).

 LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, we had cash on hand of $151,653 compared to $93,240 as of year-end, September 30, 2003. The net working capital as of March 31, 2004 was ($262,839) compared to the net working capital as of year-end September 30, 2003 of ($155,861) reflecting a decrease in net working capital of $106,978. This decrease is due to our operating losses for the first and second quarter of operation in the current fiscal year. During the six months ended March 31, 2004, we used $354,768 for operating activities compared to $357,599 for the same period in the previous fiscal year. Cash generated from financing activities increased from $200,000 in the comparable six-month period in the last fiscal year to $430,000 in the six-month period ended March 31, 2004. This increase was attributable to the loan from the director. MIAD added $16,799 of capital assets in the six-month period ended March 31, 2004 compared to $7,245 of capital asset additions in the same period during the last fiscal year.

         Two suppliers, Ingram Micro Canada, Inc.and Synnex Canada Inc., have security interests, which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to Ingram Micro Canada Inc at March 31, 2004 was $97,001; the total amount owed to Synnex Canada Inc. as of that date was $767,081. MIAD's president has personally guaranteed all the debts owing to these suppliers.

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

FORWARD-LOOKING STATEMENTS

         The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used. These forward-looking statements reflect the Registrant's views as of the date they are made with respect to future events and financial performance. Forward-looking statements are not guarantees of future performance. They involve many risks, uncertainties and assumptions, which could cause the actual results of the Registrant to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficiently financing to maintain the Registrant's planned operation, the Registrant's ability to sustain and increase revenue and the changing of market conditions. The Registrant does not have any intention or obligation to update these forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included in this filing:

                Exhibit 31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

                Exhibit 32.1 CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

                None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  MIAD SYSTEMS, LTD.
                                                  (Registrant)


Date: May 12, 2004                                By:  /s/ Michael A. S. Green
                                                  ----------------------------
                                                  President