Form 10QSB
period 2004-06-30
MIAD SYSTEMS LTD
filed 2004-08-19
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      --------------------------------------------------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

                  For the quarterly period ended June 30, 2004
      --------------------------------------------------------------------

[ ] Transition Report under the Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the Transition Period from ____________ to ____________

                          Commission File No. 03-30801

                                MIAD SYSTEMS LTD.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 CANADA                                      N/A
              ------------                              --------------
       (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)              Identification No.)

             43 Riviera Drive, Unit 6
             Markham, Ontario, Canada                     L3R 5J6
     ----------------------------------------           ----------
     (Address of principal executive offices)           (Zip Code)


         Registrant's telephone number:    (905) 479-0214
                                        --------------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   [X]      No [ ]

As of June 30, 2004 there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors of
MIAD Systems Ltd.

We have reviewed the accompanying balance sheets of MIAD Systems Ltd. (The "Company") as at June 30, 2004 and the related statements of operations and cash flows for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

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

                                     /s/ Brodeur Dennis Chartered Accountants

                                     Brodeur Dennis Chartered Accountants
Richmond Hill, Ontario
August 16, 2004

                                MIAD SYSTEMS LTD.

                                 BALANCE SHEETS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                         June 30,       September 30,
                                                           2004             2003
                                                       -----------      -------------
                         ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                          $    54,450      $    93,240
    Accounts receivable, net                               708,391        1,580,541
    Inventories                                            543,763           96,937
    Prepaid expenses                                        69,824           30,029
    Due from Director                                           --          140,000
                                                       -----------      -----------

                                                         1,376,428        1,940,747

CAPITAL ASSETS                                             216,112          220,895
                                                       -----------      -----------

                                                       $ 1,592,540      $ 2,161,642
                                                       ===========      ===========

                        LIABILITIES

CURRENT LIABILITIES:
    Accounts payable and accrued charges               $ 1,572,304      $ 2,096,608
    Due to director                                        133,613               --
                                                       -----------      -----------

                                                         1,705,917        2,096,608
SHAREHOLDERS' EQUITY (DEFICIT)

CAPITAL STOCK

  First Preference shares without par value, authorized - unlimited; issued and outstanding - Nil

  Common shares without par value,
           authorized - unlimited; issued and
           outstanding 3,711,400 at June 30, 2004;
           3,711,400 at September 31, 2003                 590,299          590,299

DEFICIT                                                   (703,676)        (525,265)
                                                       -----------      -----------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (113,377)          65,034
                                                       -----------      -----------
                                                       $ 1,592,540      $ 2,161,642
                                                       ===========      ===========

                                MIAD SYSTEMS LTD.

                            STATEMENTS OF OPERATIONS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                    Three months ended               Nine months ended
                                                         June 30,                        June 30,
                                                ---------------------------     ---------------------------
                                                   2004             2003           2004             2003
                                                -----------      ----------     -----------      ----------
Sales, hardware and software                    $ 1,384,866      $2,294,043     $ 3,737,112      $4,449,997
Sales, Web design and service                        25,769          61,310         141,144         143,801
                                                -----------      ----------     -----------      ----------

Total sales                                       1,410,635       2,355,353       3,878,256       4,593,798
                                                -----------      ----------     -----------      ----------

Cost of sales, hardware and software              1,187,049       1,938,476       3,115,753       3,737,423
Cost of sales, web design and service                14,990          35,224          79,079          78,703
                                                -----------      ----------     -----------      ----------

Total cost of sales                               1,202,039       1,973,700       3,194,832       3,816,126
                                                -----------      ----------     -----------      ----------

Gross Margin                                        208,596         381,653         683,424         777,672
                                                -----------      ----------     -----------      ----------


OPERATING EXPENSES
    Advertising                                       1,983           3,816           6,519           6,635
    Bank charges and suppliers interest              17,430           6,247          27,799          15,993
    Depreciation                                      2,867           8,445          24,467          26,629
    Insurance                                          (385)             --              --           2,500
    Office and general                                9,220           7,766          26,809          24,869
    Professional fees                                14,034          10,772          26,204          17,368
    Rent                                             22,467          18,106          64,363          59,102
    Salesmen's expenses                              43,592          24,817          89,174          72,733
    Telephone                                         6,345          10,444          26,929          31,807
    Utilities                                         2,055           1,283           8,127           7,220
    Wages and benefits                              167,221         181,683         561,444         485,933
                                                -----------      ----------     -----------      ----------

TOTAL OPERATING EXPENSES                            286,829         273,379         861,835         750,789
                                                -----------      ----------     -----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                   (78,233)        108,274        (178,411)         26,883

PROVISION FOR INCOME TAXES                               --              --              --              --
                                                -----------      ----------     -----------      ----------

NET INCOME (LOSS)                               $   (78,233)     $  108,274     $  (178,411)     $   26,883
                                                ===========      ==========     ===========      ==========

NET INCOME (LOSS) PER COMMON SHARE

    Basic and fully diluted                     $     (0.02)     $     0.03     $     (0.05)     $     0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

    Basic and fully                               3,711,400       3,711,400       3,711,400       3,711,400

                                MIAD SYSTEMS LTD.

                            STATEMENTS OF CASH FLOWS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                          Nine months ended
                                                               June 30,
                                                       ------------------------
                                                         2004            2003
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                  $(178,411)     $  26,883
    Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation                                      24,467         26,629
        Changes in certain  assets and liabilities
           Accounts receivable                           872,150        (72,447)
           Inventories                                  (446,826)       (59,991)
           Prepaid expenses                              (39,795)        (6,349)
           Accounts payable and accrued charges         (524,304)        51,280
                                                       ---------      ---------

NET CASH USED IN OPERATING ACTIVITIES                   (292,719)       (33,995)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                  (19,684)       (12,858)
                                                       ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                    (19,684)       (12,858)

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from Director                               273,613        200,000
                                                       ---------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                273,613        200,000
                                                       ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                (38,790)       153,147

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD         93,240        191,445
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  54,450      $ 344,592
                                                       =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid in cash during the period        $      --      $      --
                                                       =========      =========

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

1.  GOING CONCERN

    During the nine month period June 30, 2004, the Company incurred a net loss of $178,411 and has a working capital deficiency of $329,489. The application of the going concern concept is dependant upon the Company's receiving sufficient and timely financing, expanding the business, generating positive cash flow and the continued support of its creditors. Management believes the going concern assumption to be appropriate. If the going concern assumption was not appropriate for these financial statements, the adjustments would be necessary in the carrying values of its assets and liabilities, reported operation results and in balance sheet classifications used.

2.  BASIS OF PRESENTATION

    The accompanying financial statements of MIAD Systems Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and other applicable regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the period ended June 30, 2004 and 2003 are unaudited. The financial statements for the period ended June 30, 2004 and June 30, 2003 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and the report of the accountant is included as part of this filing. The results of operations for the interim periods are not necessarily indicative of the results of operation for the fiscal year. These financial statements should be read in conjunction with the audited financial statements and footnotes for its fiscal year ended September 30, 2003 included in the Company's filings on Form 10-KSB

3.  SIGNIFICANT ACCOUNTING POLICIES

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

3.  SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

3.  SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

    Capital Stock

        During the period ended June 30, 2004, there were no stock transactions.

4.  INCOME TAXES

    Any income taxes generated by net income for the period is offset by non-capital losses carried forward. Any deferred asset generated by the net loss for the period is offset in its entirety by a valuation allowance.

5.  DUE TO DIRECTOR

    The amount due to director bears interest at eight (8 %) percent and is secured by a general security agreement.

6.  CONTINGENT LIABILITIES

    A former employee has commenced a lawsuit for wrongful dismissal and breach of contract. The company has filed a statement of defence and a counter-suit. Management can not determine the outcome of these claims at this time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months and nine months ended June 30, 2004.

         The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's 10-KSB filing.

         All amounts are stated in Canadian dollars.

RESULTS OF OPERATIONS
---------------------

For the three and nine months ended June 30, 2004 compared to the three and nine-month periods ended June 30, 2003.

         Revenues
         --------

         For the three-month period ended June 30, 2004 our revenues decreased by 40.1 % from $2,355,353 in the same period in 2003 to $1,410,635; for the nine-month period ended June 30, 2004 our revenues decreased by 15.6 % from $4,593,798 in the same period in 2003 to $3,878,256.

         As previously noted, the largest computer industry watchers in Canada reported that the year 2003 went down as a very bleak year for Canadian computer resellers (MIAD's industry). MIAD's results in the first nine months of fiscal 2004 continue to be very disappointing yet are representative of the industry's ongoing economic difficulties in this country. Canadian corporations, including MIAD's prospects, which had been contemplating computer systems purchases, simply continue put these decisions on hold. Although the year 2004 was forecasted to generate an economic recovery and a resumption of demand for computer systems, in Canada, there can be no assurance for the computer industry generally, nor for MIAD specifically, that these purchase decisions will be resumed in the remaining three months of fiscal 2004, nor that MIAD will have the resources to effectively continue its operations should this decline in business volume continue.

         MIAD continues its aggressive program to service its existing client base and seek to secure new clients. The Company is maintaining relationships and authorizations with the major manufacturers, investing in additional staff technical training and focusing on the growth of its service activities particularly repair and maintenance and developing prospects for the Itronix Corporation line of ruggedized wireless computer systems. There is currently no assurance that customer orders will resume at any level that would sustain the Company on a profitable basis.

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales decreased 45.3 % to $208,596 in the three months ended June 30, 2004 from $381,653 in the comparable period in the previous fiscal year; our gross profit on product sales decreased 12.1 % to $683,424 in the nine months ended June 30, 2004 from $777,672 in the nine month period ended June 30, 2003. The decrease in total dollars of gross profit on product sales is directly attributable to the decrease in sales in the three-month period ended June 30, 2004 compared to the same three-month period ended June 30, 2003 and the decrease in sales in the nine-month period ended June 30, 2004 compared to the same nine-month period ended June 30, 2003. The gross profit margin on product sales decreased to 14.8 % in the quarter ended June 30, 2004 as compared to 16.2 % in the same three-month period ended June 30, 2003; the gross profit margin on product sales increased marginally to 17.9% in the nine-month period ended June 30, 2004 as compared to 16.9% in the same nine-month period ended June 30, 2003.The gross profit margin increase, in the current year, is attributable to the increase in the proportion of service revenue where profit margins, currently, are higher than on product sales

         Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.


         Operating Expenses
         ------------------

         Operating expenses, in total, increased minimally to $286,829 (20.3 % of revenue) for the three-month period ended June 30, 2004 from $273,379 (11.6 % of revenue) in the comparable quarter ended June 30, 2003; for the nine-month period ended June 30, 2004, total operating expenses increased to $861,835 (22.2 % of revenue) from $750,789 (16.3% of revenue) in the comparable nine-month period ended June 30, 2003. This total dollar increase in operating expenses is primarily attributable to the expenses incurred (primarily wages) in connection with the opening of a satellite sales and service office that we opened in London, Ontario in anticipation of the rebound in computer orders in 2004, which has not materialized .The office was closed in the third quarter. Interest expense and bank charges increased from $6,247 in the three-month period ended June 30, 2003 to $17,430 in the quarter ended June 30, 2004; interest expense and bank charges increased from $15,993 in the nine-month period ended June 30, 2003 to $27,799 in the nine-month period ended June 30, 2004. The increase in interest expense and bank charges in the current fiscal year is due to the increase in balances payable to the two main suppliers and to the advance from the director. For the nine-month period ended June 30, 2004 depreciation expense was $26,629 compared to $24,467 in the previous fiscal year. Our wages and benefits decreased from $181,683 in the quarter ended June 30, 2003 to $167,221 in the quarter ended June 30, 2004; for the nine-month period, wages and benefits increased from $485,933 in the period ended June 30, 2003 to $561,244 in the comparable period ending June 30, 2004 (directly attributable to the opening of the London satellite office).

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, we had cash on hand of $54,450 compared to $93,240 as of year-end, September 30, 2003. The net working capital as of June 30, 2004 was ($325,889) compared to the net working capital as of year-end September 30, 2003 of ($155,861) reflecting a decrease in net working capital of $170,028. This decrease is due to our operating losses for the first three quarters of operation in the current fiscal year. During the nine months ended June 30, 2004, we used $296,719 for operating activities compared to $33,995 for the same period in the previous fiscal year. Cash generated from financing activities increased from $200,000 in the comparable nine-month period in the last fiscal year to $273,613 in the nine-month period ended June 30, 2004. This increase was attributable to the loan from the director. MIAD added $19,684 of capital assets in the nine-month period ended June 30, 2004 compared to $12,858 of capital asset additions in the same period during the last fiscal year.

         Two suppliers, Ingram Micro Canada, Inc.and Synnex Canada Inc., have security interests, which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to Ingram Micro Canada Inc at June 30, 2004 was $ 220,425; the total amount owed to Synnex Canada Inc. as of that date was $792,962. MIAD's president has personally guaranteed all the debts owing to these suppliers.

         MIAD does not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments for the fiscal year ending September 30, 2004. MIAD's liquidity is derived primarily from cash flow from sales, advances from director and external sources. Unless the Canadian economy for computer products generally and MIAD's products and services specifically improve shortly, MIAD's operations will continue to be a drain on financial resources; there is no assurance that the director has the capability nor the willingness to fund ongoing money-losing operations of the Company. MIAD's external sources of liquidity consist of a possible increase in the lines of credit with major distributors and possible bank financing. Increases in lines of credit with major distributors or bank financing, if sought, may not be available, or if available, the terms may not be satisfactory to MIAD.

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


                                                   MIAD SYSTEMS, LTD.
                                                   (Registrant)


Date: August 18, 2004                              By:  /s/ Michael A. S. Green
                                                        -----------------------
                                                        Michael A. S. Green
                                                        President