Form 10KSB
period 2004-09-30
MIAD SYSTEMS LTD
filed 2004-12-16
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                  OR (G) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 2004             Commission File No. 0-30801

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from ______ to ______

                               MIAD Systems, Ltd.
              ----------------------------------------------------
                 (Name of small business issuer in its charter)

          Canada                                                     N/A
          ------                                                     ---
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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year $6,984,990
(Canadian).

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2004: Not Determinable

ITEM 1.  DESCRIPTION OF BUSINESS

(A)      BUSINESS DEVELOPMENT

         Our company, MIAD Systems Ltd., is a Canadian company. We were formed in March 1993 and began operating our business at that same time. Our senior management has been substantially the same since we began business. We are located in the Toronto, Ontario, Canada area.

         We are an established full-line supplier of business computer systems as well as a provider of computer maintenance, installation and networking services. MIAD does not sell to individuals. We provide these goods and services to our major clients who are primarily engaged in the corporate, institutional, municipal, utilities and education fields, typically as part of their computer networks.

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

(B)      BUSINESS OF THE COMPANY

         PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

         MIAD Product Strategy

         In Canada, MIAD offers its clients an extensive range of business computer systems and related products. Our broad product offering includes:

         o desktop and notebook personal computers ( "PCs" ), servers, and workstations;
         o        mass storage devices ;
         o        monitors ;
         o        printers ;
         o        network interface cards ;
         o        networking hubs, routers, and switches ;

         o        modems ;
         o        wireless devices ;
         o        personal digital assistants ;
         o        software ;
         o        computer supplies and accessories.

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

         MIAD's material product sales revenue streams are comprised of the following:

         1) Reselling of major brands. MIAD has formed strategic partnerships with the major systems vendors such as IBM, Hewlett-Packard/Compaq, Toshiba, etc. by becoming qualified/authorized to resell their pre-configured products to MIAD's existing and prospective customers. MIAD has made such arrangements with the major peripheral, communications and software vendors such as 3Com, Cisco, Microsoft, etc. MIAD was appointed a major reseller and service provider, in Canada, for Itronix Corporation. Itronix is a world-class developer of wireless, rugged computing solutions for mobile workers. Itronix distinguishes itself, in the market, through its superior implementation capabilities and supporting services. Itronix has a full range of wireless field computing systems, from handhelds, to laptops to tablet PC's, in addition to providing award-winning iCare (TM) Implementation Services. Itronix serves mobile workers in markets such as commercial field service, telecommunications, utilities, insurance, government, public safety, and meter reading.

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

         Because MIAD has the capabilities and appropriate authorizations from major vendors to act as a reseller of their products, it can offer customers a choice between major brand and custom. In the ruggedized wireless marketplace, MIAD can provide the Itronix solution to meet the requirements of mobile workers working in hostile environments. MIAD can provide the best product solution as industry, market and economic trends change. MIAD continues to expand the availability of services that it can provide its customers base from warranty maintenance and repair on-site or depot, advance exchange programs, site and network planning and installation and customized repair functions.

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

         Over the past four years generally and in Canada specifically, the information technology sales and service industry has undergone significant consolidation. Reduction in total client orders during the recession, more restrictive terms and conditions from vendors, reductions in the number of vendor-authorized resellers and increased price competition have driven several of the weaker competitors from the market. For the remaining vendors such as MIAD, the competition for a smaller business base has been very costly and intense.

         IBM Canada has prepared a sales brochure featuring MIAD's success in providing quality products and services in the municipal government marketplace. MIAD has been appointed by the Canadian Association of Independent Schools
(CAIS) Group Purchasing Committee as supplier to the CAIS schools for computer hardware, software, networking and related products.

         We have successfully implemented our "just-in-time" purchasing and "build-to-order" model for our private label MIAD ULTRA(R) line of business computers. This concept is based on the successful model originated by Dell in the United States. We believe that the significant market penetration by Dell in the U.S. is an indicator of the market potential for our "build-to- order" model in Canada, particularly as the economy improves.

         We have consolidated our expertise in the major vendor products that we resell and continue to train our technical staff to obtain the additional (and difficult to obtain) service authorizations. This allows MIAD to become a full-line and full-service provider to the client and prospect base. As we introduce new service offerings to the marketplace, generally, we put ourselves in a better position to be recognized in the product sale environment as a most viable supplier for new accounts.

         We have been appointed a major reseller and service provider for Itronix Corporation. Itronix is a world-class developer of wireless rugged computing solutions for mobile workers.

         In spite of very difficult economic times, we continue actively soliciting and selling to new accounts. This is in addition to working diligently at maintaining and increasing the revenue from existing accounts. The growth through sales to new clients and additional sales to existing clients is frequently referred to as "organic growth". We expect our organic growth to be accomplished in three ways:

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

         We intend to continue to build our presence as a supplier of IT solutions in Canada as an authorized reseller of products purchased from our major vendors for resale to end users and by the custom assembly of our computer systems. In addition, we will focus on expanding the number of clients for the MIAD service offerings in maintenance and repair as well as increasing the number and diversity of service offerings that we provide. In doing so, we expect to focus on several priorities:

         1)       growing revenue from the existing customer base;
         2) enlarging our customer base in Ontario through prospecting activities
         3)       possibly increasing the number of sales personnel;
         4) continuing to enhance the quality of our technology operations;
         5) developing additional partnerships in the high-end computer and data communications marketplace;
         6)       attempt to bolster our financial resources.

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

                  o        Cost Savings
                           Working with suppliers to provide "just-in-time"
                  delivery of components reduces overhead costs of warehousing large quantities of components. This overhead cost reduction is enhanced by fast inventory turnover. Costs are further reduced by having the ability to quickly respond to industry trends, thus avoiding obsolete inventory as technologies change. These cost reductions are reflected in our pricing to our clients. These cost savings have, in the past two years, eroded somewhat by the competitive pressures of having many vendors chasing a diminishing prospect base.

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

         We have also been authorized by Itronix Corporation to resell their ultra-rugged wireless mobile computers. Itronix is one of the two major providers of these specialized products in a rapidly growing segment of the industry.

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

         At our Markham facility, we have a permanent repair facility with test equipment, anti-static procedures, a testing LAN set up for product testing and problem recreation. Our tests can be run under XP, NT, Novell or Windows 95/98/2000.

         For depot repair, the client's system is registered with the service co-ordinator at the reception area, transferred to the service department where diagnosis is performed by the MIAD technician. Repair is effected or new parts are ordered from the manufacturer and installed on the system to replace the defective components. Turnaround time depends on parts availability from the manufacturer (IBM, H-P/Compaq, etc.) But generally averages 2 working days.

         For on-site service, initial support calls are placed to our 1-(800) toll-free number or local phone lines are directed to the technical support team. We currently have Certified Novell- Netware Engineer ("CNE") and Microsoft Certified Engineer ("MSCE") personnel along with technicians who specialize in the manufacturing and support of our ULTRA(R) Series computers. Calls are answered immediately or a technician will return a call within 30 minutes. Problem escalation is directed to the service manager. We provide telephone technical support as well as on-site service. Our on-site service offerings are from 8:30 a.m. to 5:00 p.m. with after hours and weekend service available upon request.

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

         At this stage of our development, we are still a relatively small player in the Canadian marketplace. However, we believe that we have the structure and the strategic plan which we hope will allow us to become a significant player in the Canadian IT systems and services business. We are not yet measuring market share in either the corporate, utility, municipal, or institutional fields. We have had significant success in penetrating the Ontario private school and community college markets. Although we have secured many of the top name institutions as our clients, our market share is also still in the single digit range.

         We intend, during the coming fiscal year, resources permitting, to add sales representative(s) to the Toronto territory, focus on new accounts generally and the Itronix product line specifically and increase exposure on our service offerings featuring IBM, H-P/Compaq warranty and repair service, refine and improve our electronic presence with emphasis on small and medium business.

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

         We have the ability to provide our clients with either a MIAD custom assembled system or with name brand resales. We do not typically compete with major name brand companies such as IBM, Hewlett-Packard/Compaq or Toshiba in a situation where the client requires a custom assembled system to meet its unique specifications. In such situations, it is the customization package and not price considerations that enable us to attract and maintain customers. When we do compete with a Dell, they have certain competitive advantages such as their materially greater financial resources, name recognition and buying power. Size, however, does have its limitations. Unlike our major, well-financed and well-known competitors, we are able, due to our smaller size, to work face-to-face with our customers and develop working, personal relationships. We do not have the additional expense of carrying inventories and we can, if necessary, provide a faster delivery time in many instances.

         When our role is reselling, high-end name-brand services (such as IBM and H- P/Compaq, etc.), to clients and potential clients, we find ourselves competing with other resellers such as NexInnovations (formerly EDS/Systemshouse), Quiet Touch Computers, GE Capital Corp., Microage, Compugen, etc. We believe that we are competitive with these resellers because of our authorizations to service the brand name lines such as IBM, Toshiba, H-P/Compaq and our ability to provide technical support, repair, education, networking and installation services. These factors enable us to effectively compete with larger, better financed companies. We also work closely with our educational clients to experiment with new technologies for their businesses and work with educational associations to secure special prices and configurations for these clients. We believe that these additional services provide us with a competitive edge over our competitors and that sets us apart.

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

         Shortages of supply typically are not company specific but rather industry-wide and are generally caused by natural disasters such as the earthquakes in Taiwan and Japan a few years ago that affected chip production on a worldwide basis.

(K)      DEPENDENCE ON MAJOR CUSTOMERS

         Our current customer-base is well diversified and spans multiple industry groups. These include major corporate, institutional, municipal, utility and educational customers.

         With a focus on specific industries, we have grown our client-base by concentrating on diversifying our penetration of each of the specific industry groups. In the fiscal year ended September 30, 2003, Lambton County represented approximately 16% of our revenue. For the current fiscal year, ending September 30, 2004 no single client represented 10% or more of our revenue.

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

(M)      GOVERNMENT APPROVAL REGULATION AND ENVIRONMENTAL COMPLIANCE

         In Canada, computer systems and computer components must be CSA (Canadian Standards Association ) certified. This certification is similar to the Underwriters Laboratories (UL) certification in the United States. We only purchase systems and components that are CSA certified.

         We are subject to Canadian provincial and federal laws governing our relationship with employees, including minimum wage requirements, overtime, working and safety conditions requirements. We presently are not the subject of any governmental proceeding and we are currently in compliance with provincial and federal regulations in Canada.

(N)      RESEARCH AND DEVELOPMENT

         We do not perform research and development ("R & D") in the traditional sense. Rather, our R&D activities are primarily focused on researching/evaluating/sourcing, and quality improvements for the products that we integrate into our MIAD ULTRA(R) "build-to-order" business computer systems. This R&D activity is conducted in the technical lab on our premises.

(O)      EMPLOYEES

         As of the date of this filing, we employ 10 persons (all of which are full-time employees). None of our employees are covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

ITEM 2.  PROPERTIES

         Our facilities are located at 43 Rivera Drive, Unit 6, Markham, Ontario, Canada. The facility is a modern, secure, industrial brick and concrete block building. We currently occupy 9,800 square feet of warehouse, assembly, service and office space. The current lease expires in November 2005. Our monthly rent is $7,200 (Canadian including taxes) per month.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock currently trades on the over-the-counter bulletin board (OTC:BB) under the trading symbol "MIADF". From June 1999 until our listing on the OTC:BB in November 2001, we traded in the "pink sheets" under the trading symbol "MIAD". The following table sets forth the high and low bid prices of our common stock (USD) for each calendar quarter and subsequent interim period since our common stock commenced actual trading, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark- down or commission and may not be reflective of actual transactions:

1999                                   High           Low
----                                   ----           ---
Quarter ended June 30                 $1.00          $1.00
Quarter ended September 30             1.50           1.00
Quarter ended December 31              2.375          1.375

2000
----
Quarter ended March 31                 2.375          2.1875
Quarter ended June 30                  3.25           2.375
Quarter ended September 30             2.80           2.6825
Quarter ended December 31              2.75           2.75

2001
----
Quarter ended March 31                 2.00           1.25
Quarter ended June 30                  2.00           1.96
Quarter ended September 30             2.25           1.75
Quarter ended December 31              2.25           1.75

2002
----
Quarter ended March 31                 1.90           1.01
Quarter ended June 30                  2.00           1.05
Quarter ended September 30             1.50           0.29
Quarter ended December 31              0.25           0.15

2003
----
Quarter ended March 31                 0.19           0.07
Quarter ended June 30                  0.35           0.09
Quarter ended September 30             0.35           0.18
Quarter ended December 31              0.25           0.12

2004
----
Quarter ended March 31                 0.12           0.13
Quarter ended June 30                  0.25           0.08
Quarter ended September 30             0.12           0.08
Quarter ended December 15              0.08           0.06

          There can be no assurances that an active public market for the common stock will develop or be sustained.

Holders:

         As of September 30, 2004 there were 3,711,400 shares issued and outstanding and 51 shareholders of record.

Dividends:

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

          The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended September 30, 2004.

          The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-KSB..

         All figures stated herein are in Canadian dollars.

RESULTS OF OPERATIONS

Twelve months ended September 30, 2004 compared to same period in 2003.

         Revenues

         For the fiscal year ended September 30, 2004 our revenues decreased by 19.4% from $8,668,856 in the same period in 2003 to $6,984,990. IDC and ERC, the largest industry watchers in Canada report that, despite a rebound in the US economy in 2003 and 2004, and numerous signs both in Canada and internationally that IT spending is trending up, the last two years go down as a bleak years for Canadian resellers's (MIAD's industry). MIAD's revenue decline for the current fiscal year is a very disappointing result of the company's marketing plan that was targeted to combat the lacklustre economy and of our strong focus on finding and closing new account business.

          During the downturn in the economy since 2001, MIAD took steps which management believed would reduce the impact of the declining economy on its business and prepare for an anticipated upturn and a corresponding upswing in demand for MIAD products. These steps included maintaining relationships and authorizations with the major vendors of servers, desktop and laptop systems, as well as seeking and securing additional service and product authorizations from top name suppliers and investing in additional technical staff training.

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

         As previously noted, the largest computer industry watchers in Canada reported that the years 2003 and 2004 went down as very bleak years for Canadian computer resellers. MIAD's results, particularly for the current fiscal year 2004, are very disappointing , yet are somewhat representative of the industry's ongoing economic difficulties in this country. Canadian corporations, including MIAD's prospects, which had been contemplated computer systems purchases, simply continue to put these decisions on hold. Although the year 2004 was forecasted to generate an economic recovery, in Canada, and a resumption of demand for computer systems, it certainly did not occur for MIAD . In addition there was significant pricing pressure caused by an increasing number of vendors chasing a declining number of purchase opportunities. There can be no assurances for the computer industry generally, nor for MIAD more specifically, that these purchase decisions will be resumed in the future; nor that MIAD will have the resources to effectively continue its operations should this level of business volume persist.

         MIAD continues its aggressive program to service its existing client base and seek to secure new clients. The Company is maintaining relationships and authorizations with the major manufacturers, investing in additional staff technical training and focusing on the growth of its service activities, particularly repair and maintenance as well as developing new prospects for the Itronix line of ruggedized computer systems. There is currently no assurance that customer orders will resume at any level that would sustain the Company on a profitable basis.

         Cost of Sales and Gross Profit

         Our gross profit on product sales decreased 26.4% to $963,544 in the fiscal year ended September 30, 2004 from $1,308,996 in the comparable period in the previous fiscal year. The decrease in total gross profit is a direct result of our 19.4% decrease in total revenue coupled with the reduced margin on sales. The gross profit margin on product sales decreased to 13.8 % in the fiscal year ended September 30, 2004 as compared to 15.1 % in the same fiscal year period ended September 30, 2003 as a result of continuing strong competitive pricing pressures in the industry.

           Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.

         Operating Expenses

         Operating expenses increased from 14.8% of revenue in the fiscal year period ended September 30,2003 to 17.4% of revenue in the current fiscal year. The operating expense ratio is much higher in the current fiscal year primarily because of the minimum level of expenditures for items such as payroll, etc. that are required to operate the business, in spite of our revenue decline. Operating expenses, in total, were marginally decreased from $1,279,750 in the fiscal year ended September 30, 2003 to $1,215,220 in the current fiscal. This marginal total dollar decrease is primarily attributable to a significant decline in payroll expenses incurred (from $876,970 in the last fiscal year to $791,836 in the current fiscal year) as a result of employee reductions. Remaining expense levels for combined office expenses of rent, general, telephone and utilities as well as depreciation expenses remained essentially unchanged. The payroll economies were partially offset by the increase in bank charges and interest expense which increased from $30,033 in the fiscal year ended September 30, 2003 to $50,259 in the fiscal year ended September 30, 2004. Interest expense was payable to our major suppliers based on the total amount and days outstanding of our accounts payable. The continuing difficulties in the economy caused a delay in MIAD collecting from its clients and conversely in remitting its outstanding balances to its major suppliers.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004, we had cash on hand of $71,361 compared to $93,240 as of year-end, September 30, 2003. The net working capital as of September 30, 2004 was ($387,297) compared to the net working capital as of year-end September 30, 2003 of ($155,861) reflecting a decrease in net working capital of $231,436. This decrease is primarily caused by our operating loss of $251,656. During the fiscal year ended September 30, 2004, we used $187,355 for operating activities compared to generating $79,128 for the same period in the previous fiscal year. Cash from financing activities increased from ($140,000) in the comparable twelve-month period in the last fiscal year to $190,000 in the twelve-month period ended September 30, 2004 due to director advances. MIAD added $24,524 of capital assets in the twelve-month period ended September 30, 2004 compared to $37,333 of capital asset additions in the previous fiscal year.

         Two suppliers have security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to the two suppliers at September 30, 2004 was $1,036,729. MIAD's president has personally guaranteed all the debts owing to these suppliers, Ingram Micro Canada, Inc.and Synnex Canada Inc.

         MIAD does not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments for the coming fiscal year ending September 30, 2005. MIAD's liquidity is derived primarily from cash flow from sales, advances from director and external sources. Unless the Canadian economy for computer products generally and MIAD's products and services specifically improve shortly, MIAD's operations will continue to be a drain on financial resources; there can be no assurances that the director has the capability nor the willingness to fund the ongoing money-losing operations of the Company. MIAD's external sources of liquidity consist of a possible increase in the lines of credit with major distributors and possible bank financing. Such increases in lines of credit with major distributors or bank or other debt financing, if sought, may not be available, or if available, the terms may not be satisfactory to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board (FASB) released revised FASB Statement no. 151 (FAS 151) , "Inventory Costs- an amendment of ARB no.43". The new standard requires amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during the fiscal years beginning after June 15, 2005.
         MIAD is currently evaluating the adoption of FAS 151 but does not expect that it will have a material impact on its financial position, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995(the "Reform Act"), the Company is providing cautionary statements identifying important factors that could cause the

Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward- looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         (A)      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         As of September 30, 2004, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer and the expiration of their terms as directors are as follows:

                                                              Period Served as
Name                Age      Position                         Director
----                ---      --------                         --------
Michael Green       61       President, Chief Executive       Since
                             Officer and Director             September 1998

John Pryce          43       Vice-President, Senior                N/A
                             Sales Executive

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

                           Summary Compensation Table

                                                                                       Long Term Compensation
                                                                                       ----------------------
                                     Annual Compensation                    Awards                         Payouts
                                     -------------------                    ------                         -------
Name and                                                  Annual                                                          Other
principal        Fiscal       Base                        compen-         Restricted        Under-lying     LTI           Comp-
position         Year         Salary        Bonus         sation          Stock Awards      Options         Pay-outs      ensation
---------        ------       ------        -----         -------         ------------      ------------    --------      --------
Michael          2004         100,000       none          100,000         none              none            none          none
Green            2003         100,000       16,000        116,000         none              none            none          none
President        2002         100,000       none          100,000         none              none            none          none
CEO and          2001         180,000       15,000        195,000         none              none            none          none
Director

John Pryce       2004         75,000        35,000        110,000         none              none            none          none
Vice             2003         75,000        85,000        160,000         none              none            none          none
President(1)     2002         53,125        10,000         63,125         none              25,000          none          none

----------
(1) Mr. Pryce did not join us until January 2002.His bonus payments are actually commissions earned as per his sales plan.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         All reports required by Section 16(a) of the Exchange Act were not timely filed by all directors and beneficial owners of more than ten (10%) percent of any class of equity securities of the Company registered pursuant to
Section 12 of the Act. The Form 3 for each of Mr. Green and for Ms. Green were filed in November 2001.

OPTION GRANTS IN 2004

         The Board of Directors granted no options in 2004.

AGGREGATED OPTION/ EXERCISES AND FISCAL YEAR-END OPTIONS/EXERCISES

                                 OPTIONS                                     EXERCISE
                                 -------                                     --------        Shares
                           Shares       Option                Start            Expiry        Exercised
Grant Month       Year     Optioned     Price                 Date             Date          9/30/04
-----------       ----     --------     ------                -----            ------        ---------
June              1999     160,000       $ 0.20               June/01          June/06       none

September         2001      40,000       $ 1.75               Sept/02          Sept/06       none

September         2002      25,000       $ 0.69               Sept/03          Sept/07       none

                                                   Stock Options
                                                    Outstanding

Outstanding at beginning of year                       225,000
Granted during year                                         --
Exercised                                                   --
Canceled                                                    --
                                                       -------
Outstanding at end of year (9/30/04)                   225,000
Exercisable at end of year (9/30/04)                   225,000

LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

         None

COMPENSATION OF DIRECTORS

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

         Mr. Pryce has a one year employment agreement that provides for an annual salary of $75,000 (Canadian per year). He is entitled to earn sales commission based on his personal sales and a bonus based on the profitability of business closed. This employment agreement commenced on January 16, 2002 and expired on December 31, 2002.This agreement has been extended for an additional one year term and expires in December 2004.

         (B)      TERMINATION OF EMPLOYMENT AGREEMENTS

                  None

          (C)     CHANGE OF CONTROL ARRANGEMENTS

                  None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (A)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following information relates to those persons who are the beneficial owners of five percent or more of our outstanding voting common stock:

Title of         Name and Address of                 Amount and Nature of
Class            Beneficial Owner                    Beneficial Owner(1)            Percentage of Class(2)
-----            ----------------                    -------------------            ----------------------
Common           Michael Green                           1,960,000                       52.8%
                 178 Ridley Blvd.
                 Toronto, Ontario, Canada

Common           Adrienne Green                            490,000                       13.2%
                 5096 Bloomington Road
                 Stouffville, Ontario, Canada

----------
(1) These shares are directly owned by each individual.
(2) Percentage is based upon 3,711,400 shares of common stock outstanding on September 30, 2004.

         (B)      SECURITY OWNERSHIP OF MANAGEMENT

         The following table has been completed for each of the shares of common stock beneficially owned by our directors, nominees, and executive officers and all officers and directors as a group:

Title of         Name and Address of                 Amount and Nature of
Class            Beneficial Owner                    Beneficial Owner(1)            Percentage of Class(2)
-----            ----------------                    -------------------            ----------------------
Common           Michael Green                           1,960,000                       52.8%
                 178 Ridley Blvd.
                 Toronto, Ontario,
                 Canada

All officers and                                         1,960,000                       52.8%
directors as a
group (1 person)

----------
(1) These shares are directly owned by the individual.
(2) Percentage is based upon 3,711,400 shares of common stock outstanding on September 30, 2004.

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

         In July 2000, we entered into security agreements with each of our two major suppliers. Our President, Michael Green, has personally guaranteed all of the debts owing to Ingram Micro Canada, Inc. and Synnex Canada.. The amount of the debt guaranteed by Mr. Green to Ingram Micro at September, 2004 was $129,116 (Canadian) and to Synnex Canada was $907,613(Canadian).

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

         (B)      REPORTS ON FORM 10-K

                  None

              PART F/S. FINANCIAL STATEMENTS OF MIAD SYSTEMS, LTD.

         Independent Auditor's Report

         Audited Balance Sheet as of September 30, 2004 and 2003

         Audited Statements of Operations
           for the year ended September 30, 2004 and  2003

         Audited Statement of Shareholders' Equity for the year ended September 30, 2004 and 2003

         Audited Statements of Cash Flows
           for the year ended September 30, 2004 and 2003

         Notes to Audited Financial Statements

                            INDEX TO EXHIBITS

         3.0      Articles of Incorporation of MIAD Systems Ltd.*
         3.1      Articles of Amendment of Articles of Incorporation*
         3.2      Bylaws*
         4.0      Warrant Certificate*
         10.0     Office Lease dated November 14, 1996*
         10.1     Lease Renewal Agreement dated September 13, 2001**
         10.2     Employment Agreement for Michael Green dated October 1, 1999*
         10.3     Renewal Employment Agreement for Michael Green dated
                  October 1, 2004
         10.4     Employment Agreement for John Pryce dated
                  November 22, 2001 ***
         10.5     Renewal Employment Agreement for John Pryce dated
                  January 2, 2004
         10.6     Stock Option Plan*
         10.7     Security Agreement with Merisel Canada, Inc.*
         10.8     Security Agreement with Ingram Micro Canada, Inc.*
         31.1     Certification by Chief Executive Officer
         31.2     Certification by Chief Financial Officer

----------
*   Filed as an exhibit to Form 10-SB filed with the SEC on July 10, 2001
** Filed as an exhibit to Form 10-KSB filed with the SEC on January 14, 2002 *** Filed as an Exhibit to Form 10-KSB filed with the SEC on December 19, 2002

                                 SIGNATURE PAGE


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              MIAD  SYSTEMS, LTD.


Date:   December 16, 2004                     By: /s/ Michael A.S. Green
                                                  ----------------------
                                              Michael A. S. Green, President
                                                and Principal Financial Officer




         In accordance with the exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






/s/ Michael A.S. Green                                        December 16, 2004
----------------------                                        -----------------
President and Director

                                MIAD SYSTEMS LTD.

                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                       AND

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                MIAD SYSTEMS LTD.

                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
--------------------------------------------------------------------------------

    Report of Independent Registered Public Accounting Firm                F-2
    Comments by Auditors for U.S. Readers on Canada - U.S.
      Reporting Differences                                                F-3
    Balance Sheet                                                          F-4
    Statement of Income                                                    F-5
    Statement of Shareholders' Equity                                      F-6
    Statement of Cash Flows                                                F-7
    Notes to the Financial Statements                                    F-8-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of MIAD SYSTEMS LTD.

We have audited the balance sheet of MIAD Systems Ltd. as at September 30, 2004, and the statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards and with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the MIAD Systems Ltd. as of September 30, 2004 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

The financial statements for the year ended September 30, 2003 were audited by another firm of Chartered Accountants, who expressed an opinion without reservation on those financial statements in their report dated December 18, 2003.





                                                              Sloan Partners LLP
Thornhill, Ontario                                         Chartered Accountants
December 10, 2004

                      COMMENTS BY AUDITORS FOR U.S. READERS
                     ON CANADA - U.S. REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 2 to the financial statements.

The opinion on page 1 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.





                                                              Sloan Partners LLP
Thornhill, Ontario                                         Chartered Accountants
December 10, 2004

                                MIAD SYSTEMS LTD.

                                  BALANCE SHEET
                           SEPTEMBER 30, 2004 AND 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                      ASSETS                                             2004              2003
------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and cash equivalents                                                         $    71,361      $    93,240
    Accounts receivable (Notes 4 and 5)                                                   770,438        1,580,541
    Inventory (Note 6)                                                                     39,100           96,937
    Prepaid expenses                                                                       15,000           30,029
    Advances from director                                                                     --          140,000
                                                                                      -----------      -----------

                                                                                          895,899        1,940,747

CAPITAL ASSETS (Note 7)                                                                   200,655          220,895
                                                                                      -----------      -----------

                                                                                      $ 1,096,554      $ 2,161,642
                                                                                      ===========      ===========

                                   LIABILITIES
------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
    Accounts payable and accrued liabilities (Note 8)                                 $ 1,233,196      $ 2,096,608
    Loan payable - related party (Note 9)                                                  50,000               --
                                                                                      -----------      -----------

                                                                                        1,283,196        2,096,608
                                                                                      -----------      -----------

                              SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------

CAPITAL STOCK (Note 10)

  First Preference shares without par value, authorized - unlimited; issued and outstanding - Nil
  Common shares without par value, authorized - unlimited; issued and outstanding
           3,711,400 at September 30, 2004 and 2003                                       590,299          590,299

DEFICIT                                                                                  (776,941)        (525,265)
                                                                                      -----------      -----------

                                                                                         (186,642)          65,034
                                                                                      -----------      -----------

                                                                                      $ 1,096,554      $ 2,161,642
                                                                                      ===========      ===========


 On Behalf of the Board:

        "Michael Green"                        Director
----------------------------------------------



The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                               STATEMENT OF INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                        2004             2003
--------------------------------------------------------------------------------

SALES
    Hardware and software                           $ 6,862,606      $ 8,543,359
    Website design and service                          122,384          125,497
                                                    -----------      -----------

                                                      6,984,990        8,668,856
                                                    -----------      -----------

COST OF SALES
    Hardware and software                             5,939,676        7,058,036
    Website design and service                           81,770          301,824
                                                    -----------      -----------

                                                      6,021,446        7,359,860
                                                    -----------      -----------

GROSS MARGIN                                            963,544        1,308,996
                                                    -----------      -----------


OPERATING EXPENSES
    Wages and benefits                                  791,836          876,970
    Salesmen's auto, travel and promotion               123,034          125,311
    Rent                                                 85,609           79,826
    Office and general                                   37,642           29,305
    Telephone                                            32,502           41,718
    Professional fees                                    26,882           26,571
    Interest                                             25,770           24,062
    Bank charges                                         24,489            5,971
    Utilities                                            10,934            9,154
    Advertising                                           6,769           14,382
    Insurance                                             4,989            2,900
    Depreciation                                         44,764           43,580
                                                    -----------      -----------

                                                      1,215,220        1,279,750
                                                    -----------      -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        (251,676)          29,246

PROVISION FOR INCOME TAXES                                   --               --
                                                    -----------      -----------

NET INCOME (LOSS) FOR THE YEAR                      $  (251,676)     $    29,246
                                                    ===========      ===========


NET EARNINGS (LOSS) PER COMMON SHARE
    Basic and fully diluted                         $     (0.07)     $      0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic and fully diluted                           3,711,400        3,711,400



The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                  Common Shares
                                              Shares         Amount       Deficit         Total
                                             ----------------------------------------------------

Balances September 30, 2002                  3,711,400     $ 590,299     $(554,511)     $  35,788
    Net income (loss) for the year ended
    September 30, 2003                              --            --        29,246         29,246
                                             ---------     ---------     ---------      ---------

Balances September 30, 2003                  3,711,400       590,299      (525,265)        65,034
    Net income (loss) for the year ended
    September 30, 2004                              --            --      (251,676)      (251,676)
                                             ---------     ---------     ---------      ---------

Balances September 30, 2004                  3,711,400     $ 590,299     $(776,941)     $(186,642)
                                             =========     =========     =========      =========

The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                           2004         2003
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) for the year                      $(251,676)    $  29,246
    Adjustments to reconcile net income to net cash
     used in operating activities
        Depreciation                                       44,764        43,580
        Cash effect of changes in:
           Accounts receivable                            810,103      (651,190)
           Inventory                                       57,837       114,969
           Prepaid expenses                                15,029       (18,811)
           Accounts payable and accrued charges          (863,412)      561,334
                                                        ---------     ---------

                                                         (187,355)       79,128
                                                        ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from a director                              140,000       140,000
    Repayments to a director                                   --      (280,000)
    Loan payable - related party                           50,000            --
                                                                      ---------

                                                          190,000      (140,000)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of capital assets                           (24,524)      (37,333)
                                                        ---------     ---------

DECREASE IN CASH AND CASH EQUIVALENTS                     (21,879)      (98,205)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               93,240       191,445
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                  $  71,361     $  93,240
                                                        =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:

    Interest paid in cash during the period             $  25,770     $  24,062




The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)




1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

    MIAD Systems Ltd. (the "Company") was incorporated in 1993 under the laws of the Province of Ontario and is primarily engaged in computer assembly, distribution and integration, computer warranty and maintenance service and e-business consulting. The reporting currency is Canadian dollars unless otherwise noted.

2. GOING CONCERN
--------------------------------------------------------------------------------

    During the year ended September 30, 2004, the Company incurred a net loss of $251,676 and has a working capital deficiency of $387,297. The application of the going concern concept is dependent upon the Company's receiving sufficient and timely financing, expanding the business, generating positive cash flow and the continued support of its creditors. Management believes the going concern assumption to be appropriate. If the going concern assumption was not appropriate for these financial statements, adjustments would be necessary in the carrying values of its assets and liabilities, reported operation results and in balance sheet classifications used.

3. SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

    Basis of Accounting

         These financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"), which do not materially differ from accounting principles generally accepted in the United States ("US GAAP") except as described in Note 16.

    Capital Assets and Depreciation

         Capital assets are recorded at cost less accumulated depreciation. Depreciation is provided at rates intended to write off the assets over their estimated productive lives as follows:

                  Office Equipment         - 10-20% diminishing balance
                  Computer equipment       - 20% diminishing balance
                  Computer software        - straight-line over 60 months

    Cash and Cash Equivalents

         Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company periodically maintains cash balances in financial institutions in excess of insured limits.

    Foreign Currency Translation

         Revenue and expense items denominated in foreign currencies are translated into Canadian dollars at the rates of exchange prevailing during the period. Monetary assets and liabilities denominated in foreign currencies are translated at the period-end exchange rates. Non-monetary assets and liabilities are translated at rates of exchange in effect when the assets are acquired or obligations incurred. Foreign exchange gains and losses are reflected in net income for the period.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)



3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

    Fair Value of Financial Instruments

         Cash and cash equivalents, accounts receivables, and accounts payable and accrued charges are reflected in the financial statements at fair value due to the short term maturity of those instruments. The fair values of the Company's loans payable are the same as the recorded amounts because rates and terms approximate current market conditions.

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

    Revenue Recognition

         Revenues from the sales of products are recognized upon shipment and when all significant contractual obligation have been satisfied and collection is reasonably assured. The Company ships products FOB its warehouse and uses common carriers to deliver the goods. Provision is made for an estimate of product returns and doubtful accounts and is based on historical experience.

         Revenue from the sales of software is recognized at the date of shipment to customers. The Company ships software products FOB our warehouse and uses common carriers to deliver the goods.

         Revenue from network installations, warranty and repair service and e-business consulting are recognized after the completion of the service.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)



3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

    Stock-based compensation

         Effective October 1, 2003, the Company adopted the revised recommendations of CICA Handbook Section 3870, "Stock-Based Compensation and other Stock-Based Payments", which requires that the fair value method of accounting be applied to all stock-based compensation payments to both employees and non-employees. In accordance with the transitional provisions of Section 3870, the Company has prospectively applied the fair value method of accounting for stock option awards granted and shares issued after October 1, 2003. Prior to October 1, 2003, no compensation expense was recognized for the issuance of stock or stock options, however, pro-forma disclosure of net income and net income per share was provided as if these awards were accounted for using the fair value method. The estimated fair value of the options is measured at the grant date using the Black-Scholes valuation model and is amortized to earnings over the vesting period on a straight-line basis.

         Consideration received on the exercise of the stock options, together with any amount previously recognized in contributed surplus, is recorded as an increase to share capital.

    Income taxes

         The asset and liability method is used for determining income taxes. Under this method, future tax assets and liabilities are recognized at the estimated tax recoverable or payable which would arise if assets and liabilities were recovered and settled at the financial statement carrying amounts. Future tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Changes to these balances are recognized in income in the period in which they occur. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
--------------------------------------------------------------------------------

    The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in the Company's receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. At September 20, 2004 and 2003, the allowance for doubtful accounts receivable was $10,000 and $5,000 respectively.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)



5. CONCENTRATIONS OF CREDIT RISK
--------------------------------------------------------------------------------

    The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. During the fiscal year ended September 30, 2004, three customers accounted for 37% of the Company's receivables and no single customers accounted for greater than 10% of the Company's sales. During the fiscal year ended September 30, 2003, no single customer accounted for 10% of the Company's accounts receivable and one single customer accounted for 16% of the Company's revenues. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

6. INVENTORY
--------------------------------------------------------------------------------

    As at September 30, 2004 and 2003, inventory by major classification was as follows:

                                                    2004               2003
                                                  -------            -------
    Finished goods                                $10,500            $28,000
    Component parts                                28,600             68,937
                                                  -------            -------

                                                  $39,100            $96,937
                                                  =======            =======


7. CAPITAL ASSETS
--------------------------------------------------------------------------------

                                         Accumulated      NET          Net
                               Cost     Depreciation     2004         2003
                             -----------------------------------------------
    Office equipment         $192,580     $ 86,828     $105,752     $107,157
    Computer equipment         98,208       49,505       48,703       50,738
    Computer software          84,000       37,800       46,200       63,000
                             --------     --------     --------     --------

                             $374,788     $174,133     $200,655     $220,895
                             ========     ========     ========     ========


8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
--------------------------------------------------------------------------------

    In 2000, the Company signed General Security Agreements with two of its suppliers, Synnex Canada Inc. and Ingram Micro Canada, Inc., granting security over all of the assets of the Company ranking after Metcan Information Technologies Inc.'s General Security Agreement and after any banking security. At September 30, 2004, the two suppliers are owed $907,614 and $129,116 respectively (2003 - $1,531,851 and $275,471). The Company purchases the majority of its products from these two suppliers and pays interest of 14% and 18% per annum, respectively, on the outstanding balances. The President of the Company has personally guaranteed all debts owing to these suppliers.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)




9. LOAN PAYABLE - RELATED PARTY
--------------------------------------------------------------------------------

    The loan payable is due to a relative of Michael Green (President, CEO and a director), non-interest bearing, unsecured and has no fixed terms of repayment.

10. CAPITAL STOCK
--------------------------------------------------------------------------------

    The Company is authorized to issue an unlimited number of shares of common stock without par value (which is the common form of incorporation in Canada), of which 3,711,400 shares are issued and outstanding as of September 30, 2004 and 2003. The holders of common stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of shareholders is taken. The holders of the common stock do not have any preemptive rights to subscribe for or purchase any shares of any class of stock.

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

11. STOCK BASED COMPENSATION
--------------------------------------------------------------------------------

    The Company stock option plan authorizes the granting of stock options to employees. Under the plan, the exercise price of the option equals the market price of the Company's stock on the grant date.

    The following table summarizes information about the stock options outstanding as at September 30, 2004 and 2003:
    ----------------------------------------------------------------------------
       Exercise price  Number of options outstanding &          Expiry Date
            (USD)              exercisable at
                         September 30, 2004 and 2003
    ----------------------------------------------------------------------------
            $0.20                  160,000                       June 2006
            $1.75                  40,000                      September 2006
            $0.69                  25,000                      September 2007
    ----------------------------------------------------------------------------
            $0.53                  225,000
    ----------------------------------------------------------------------------

    No options were granted, exercised or cancelled in 2004 or 2003.

12. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

    A director is employed by the Company under a service contract and was paid $100,000 (2003 - $100,00).

13. LEASE OBLIGATIONS
--------------------------------------------------------------------------------

    The Company has entered into a lease agreement for its premises expiring November 2005 at rate of approximately $7,000 per month and for an automobile expiring June 2007 at a rate of approximately $1,400 per month.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)



14. INCOME TAXES
--------------------------------------------------------------------------------

    The Company has losses for income tax purposes of $ 613,000 which are available to reduce taxable income in future periods. The potential future benefit of these amounts has not been recorded as it cannot be considered more likely than not that they will be utilized to reduce future taxable income. The benefit will be recorded when realized.

    Losses for tax purposes expire as follows:
                                                     2006           $    79,000
                                                     2007               123,000
                                                     2008               174,000
                                                     2014               237,000
                                                                    -----------
                                                                    $   613,000
                                                                    ===========

    A summary of the provision for income taxes for the year ended September 30, 2004 is as follows:

           Currently Payable                                       $       -
           Deferred benefit                                             85,000
           Valuation allowance                                         (85,000)
                                                                   -----------
           Provision for income taxes                              $       -
                                                                   ===========

    Deferred tax assets (liabilities) at September 30, 2004 are as follows:

           Available Non-capital losses                            $   221,000
           Less: Valuation allowance                                  (221,000)
                                                                   -----------
           Net deferred tax assets                                 $       -
                                                                   ===========

    The Company has used an estimated federal and provincial tax rate of 36% (2003 - 38%) for all deferred tax computations.

15. CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

    A former employee has commenced a lawsuit for wrongful dismissal and breach of contract. The Company has filed a statement of defence and a counter-suit. The final outcome of this matter is uncertain but management believes that any effect would not be material to the Company's financial position. Accordingly, no provision has been recorded in the accounts of the Company.

16. SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GAAP
--------------------------------------------------------------------------------

    The Company's financial statements were prepared using Canadian GAAP, which differs in some respects from US GAAP. There are no material differences between Canadian GAAP and US GAAP in the balance sheets of the Company as at September 30, 2004 and 2003, and the statements of income, shareholders' equity and cash flows for the years then ended. The following additional disclosures are made for US GAAP disclosure requirements.

  (I)  STOCK BASED COMPENSATION

    As more fully described in note 2, the Company has prospectively adopted the new Canadian GAAP recommendations, which require that a fair value method of accounting be applied to all stock-based compensation awards to both employees and non-employees granted on or after October 1, 2003. The Canadian GAAP recommendations are substantially harmonized with US GAAP rules. Therefore, there is no GAAP difference for stock-based compensation and awards in fiscal 2004 or 2003.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)




16. SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GAAP (CONTINUED)
--------------------------------------------------------------------------------

  (II) FREIGHT COSTS

    Freight costs incurred for delivering goods to customers are included in cost of goods sold and amounted to $50,600 and $46,700 in 2004 and 2003, respectively. The Company generated $25,800 and $22,500 of freight revenues recharged to customers in 2004 and 2003, respectively, and these amounts are included in sales.

  (III) STATEMENT OF COMPREHENSIVE INCOME

    In Accordance with SFAS No. 130, "Reporting Comprehensive Income", the Company is required to report its comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under US GAAP are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to shareholders' equity. A statement of comprehensive income has not been prepared as the Company has no items of the comprehensive income. Comprehensive income is the same as net income for the years presented herein.

  (IV) LITIGATION

    From time to time the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. Management believes that the settlement or resolution of such actions, if any, will not have a material effect on the financial position or results of operations of the Company.

  (V) RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2004, the Financial Accounting Standards Board (FASB) released revised FASB Statement No. 151 (FAS 151), "Inventory Costs - an amendment of ARB No. 43". The new standard requires amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Company does not expect that adoption of FAS 151 will have a material impact on its results from operations or financial position.