Form 10QSB
period 2004-12-31
MIAD SYSTEMS LTD
filed 2005-02-10
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                           --------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended December 31, 2004

                           --------------------------

[ ] Transition Report under the Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period from ____________ to ____________

                          Commission File No. 03-30801

                                MIAD SYSTEMS LTD.
                           --------------------------
             (Exact name of registrant as specified in its charter)

               CANADA                                            N/A
    --------------------------------                      ------------------
    (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                     Identification No.)

       43 Riviera Drive, Unit 6
        Markham, Ontario, Canada                               L3R 5J6
       -------------------------                               -------
(Address of principal executive offices)                      (Zip Code)

                  Registrant's telephone number: (905) 479-0214

                           --------------------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [X]      No [ ]

As of December 31, 2004 there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                MIAD SYSTEMS LTD.

                              INTERIM BALANCE SHEET
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                                               DECEMBER 31    SEPTEMBER 30
                                                                                  2004           2004
                                                                               (UNAUDITED)     (AUDITED)
                                                                               -----------    -----------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                  $     4,548    $    71,361
    Accounts receivable (Note 3)                                                   618,907        770,438
    Inventory                                                                       38,734         39,100
    Prepaid expenses                                                                15,100         15,000
                                                                               -----------    -----------

                                                                                   677,289        895,899

EQUIPMENT                                                                          191,512        200,655
                                                                               -----------    -----------
                                                                               $   868,801    $ 1,096,554
                                                                               ===========    ===========

                                   LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                   $ 1,057,093    $ 1,233,196
    Loan payable - related party                                                    47,158         50,000
                                                                               -----------    -----------
                                                                                 1,104,251      1,283,196
                                                                               -----------    -----------
                              SHAREHOLDERS' EQUITY

CAPITAL STOCK

  First Preference shares without par value, authorized - unlimited;
           issued and outstanding - Nil
  Common shares without par value, authorized - unlimited;
           issued and outstanding 3,711,400 at December 31, 2004
           and September 30, 2004                                                  590,299        590,299

DEFICIT                                                                           (825,749)      (776,941)
                                                                               -----------    -----------
                                                                                  (235,450)      (186,642)
                                                                               -----------    -----------
                                                                               $   868,801    $ 1,096,554
                                                                               ===========    ===========

 On Behalf of the Board:


"Michael Green"
------------------------
 Director


  The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                INTERIM STATEMENT OF INCOME AND RETAINED EARNINGS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)


                                                         THREE MONTHS ENDED
                                                            DECEMBER 31
                                                       2004             2003
                                                    (UNAUDITED)     (UNAUDITED)
                                                    -----------     -----------
SALES
    Hardware and software                           $ 1,242,073     $ 1,070,220
    Website design and service                            1,688          81,980
                                                    -----------     -----------
                                                      1,243,761       1,152,200
                                                    -----------     -----------
COST OF SALES
    Hardware and software                             1,015,839         869,798
    Website design and service                            1,246          48,846
                                                    -----------     -----------
                                                      1,017,085         918,644
                                                    -----------     -----------
GROSS MARGIN                                            226,676         233,556
                                                    -----------     -----------

OPERATING EXPENSES
    Wages and benefits                                  182,659         196,045
    Salesmen's auto, travel and promotion                28,775          24,002
    Rent                                                 21,247          21,794
    Professional fees                                    16,118               5
    Office and general                                    6,359           8,059
    Telephone                                             5,289          10,505
    Advertising                                           3,278           2,679
    Utilities                                             1,364           2,290
    Bank charges                                           --             3,730
    Amortization                                         10,395          10,800
                                                    -----------     -----------
                                                        275,484         279,909
                                                    -----------     -----------
NET LOSS FOR THE PERIOD                                 (48,808)        (46,353)

DEFICIT, BEGINNING OF THE PERIOD                       (776,941)       (525,265)
                                                    -----------     -----------
DEFICIT, END OF THE PERIOD                          $  (825,749)    $  (571,618)
                                                    ===========     ===========

NET LOSS PER COMMON SHARE
    Basic and fully diluted                         $    (0.013)    $    (0.012)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic and fully diluted                           3,711,400       3,711,400



  The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                         INTERIM STATEMENT OF CASH FLOWS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)


                                                         THREE MONTHS ENDED
                                                             DECEMBER 31
                                                         2004          2003
                                                      (UNAUDITED)   (UNAUDITED)
                                                      ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                           $  (48,808)   $   (46,353)
    Adjustments to reconcile net income to net cash
     used in operating activities
        Amortization                                      10,395         10,800
        Cash effect of changes in:
           Accounts receivable                           151,531        917,142
           Inventory                                         366        (38,537)
           Prepaid expenses                                 (100)            --
           Accounts payable and accrued liabilities     (176,103)    (1,344,535)
                                                      ----------    -----------
                                                         (62,719)      (501,483)
                                                      ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Loan payable - related party                          (2,842)       430,000
                                                      ----------    -----------
                                                          (2,842)       430,000
                                                      ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment                                (1,252)        (8,785)
                                                      ----------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS                    (66,813)       (80,268)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              71,361         93,240
                                                      ----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                $    4,548    $    12,972
                                                      ==========    ===========





The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2004
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)



1.  BASIS OF PRESENTATION
    ---------------------

    The accompanying interim financial statements of MIAD Systems Ltd. (the "Company") are unaudited and have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP") for interim financial statements. Accordingly, they do not include certain disclosures normally included in annual financial statements prepared in accordance with such principles. These interim financial statements were prepared using the same accounting policies as outlined in note 3 to the annual financial statements for the year ended September 30, 2004, and should be read in conjunction with the audited financial statements for the year ended September 30, 2004.

    These interim financial statements do not materially differ from United States generally accepted accounting principles ("US GAAP") for interim financial statements.

    In preparing these interim financial statements, management was required to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. In the opinion of management, these interim financial statements reflect all adjustments (which include only normal, recurring adjustments) necessary to state fairly the results for the periods presented. Actual results could differ from these estimates and the operating results for the interim period presented is not necessarily indicative of the results expected for the full year.

2.  GOING CONCERN
    -------------

    These interim financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. During the three month period ended December 31, 2004, the Company incurred a net loss of $48,808 and has a working capital deficiency of $426,962 (year ended September 30, 2004: $251,676 and $387,297, respectively). The Company's ability to continue as a going concern is dependant on the achievement of profitable operations and the continued support of its creditors. In the ensuing year, the Company intends to increase its sales efforts and reduce operating expenses. There can be no assurance that the Company will be successful in increasing revenues, decreasing expenses or raising additional investment capital to generate sufficient cash flows to continue as a going concern.

3. CONCENTRATIONS OF CREDIT RISK
   -----------------------------

    The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. At December 31, 2004, one customer accounted for 15% of the Company's receivables (September 30, 2004 - three customers accounted for 37% of the Company's receivables) and no single customers accounted for greater than 10% of the Company's sales during the three month period ended December 31, 2004 or 2003. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

                                MIAD SYSTEMS LTD.

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2004
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)



4. STOCK BASED COMPENSATION
   ------------------------

    The Company stock option plan authorizes the granting of stock options to employees. Under the plan, the exercise price of the option equals the market price of the Company's stock on the grant date.

    The following table summarizes information about the stock options outstanding as at December 31, 2004 and September 30, 2004:

--------------------------------------------------------------------------------
                          Number of options outstanding &
                                  exercisable at
    Exercise price            December 31, 2004 and
       (USD)                   September 30, 2004                Expiry Date
-------------------------------------------------------------------------------
       $0.20                        160,000                      June 2006
       $1.75                         40,000                    September 2006
       $0.69                         25,000                    September 2007
       $0.53                        225,000
-------------------------------------------------------------------------------

    No options were granted, exercised or cancelled in the three month period ended December 31, 2004 or during fiscal 2004 .

5. CONTINGENT LIABILITIES
   ----------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

          The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended December 31, 2004.

          The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's 10-KSB filing.

         All amounts are stated in Canadian dollars.

RESULTS OF OPERATIONS

For the three months ended December 31, 2004 compared to the three month period ended December 31, 2003.

         Revenues

         For the three-month period ended December 31, 2004 our revenues increased by 7.9 % from $1,152,200 in the same period in 2003 to $1,243,761.


         MIAD's results in the first three months of fiscal 2005, although showing an increase of almost 8% over fiscal 2004 continue to be disappointing, yet are representative of the industry's ongoing economic difficulties in this country. Canadian corporations, including MIAD's prospects, which had been contemplating computer systems purchases in 2003 and 2004, simply continue put these decisions on hold. As a consequence, revenues for 2003 and 2004 for the Canadian computer industry and for the Company were lagging behind results from prior years. Although fiscal year 2005 was forecasted to generate an economic recovery and a resumption of demand for computer systems, in Canada, there can be no assurance for the computer industry generally, nor for MIAD specifically, that these purchase decisions will be resumed in the remaining nine months of fiscal 2005, nor that MIAD will have the resources to effectively continue its operations should this level of business volume continue.

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

         Cost of Sales and Gross Profit

         Our gross profit on product sales decreased marginally 2.9 % to $226,676 in the three months ended December 31, 2004 from $233,556 in the comparable period in the previous fiscal year. The gross profit margin on product sales decreased to 18.2 % in the quarter ended December 31, 2004 as compared to 20.2 % in the same three-month period ended December 31, 2003. The gross profit margin level difficulties are attributable to the competitive pressures on pricing for products as vendors chased a declining number of prospective buyers. MIAD has focused on increasing revenues from service activities such as repair and maintenance where the margins are higher than those from product sales. This has allowed the gross margins as a percentage of total sales to be essentially maintained, although this cannot be assured on a going-forward basis.

         Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.

         Operating Expenses

         Operating expenses, in total, decreased minimally to $275,484 (22.2 % of revenue) for the three-month period ended December 31, 2004 from $279,909 (24.3 % of revenue) in the comparable quarter ended December 31, 2003. This total dollar decrease in operating expenses is primarily attributable to the reduced wages paid during the quarter. The wage expenses were reduced in line with the decreased levels of business over the past years. Professional fee expenses were significantly higher in the quarter ending December 31, 2004 ($16,118) compared to the same quarter in the previous year ($5) due to the timing of the receipt of expenses for services rendered as well as the additional costs incurred in the required changeover of audit firms. Telephone expenses decreased from $10,505 in the three-month period ended December 31, 2003 to $5,289 in the current fiscal year primarily due to the reduced line capacity required by the Company as a result of diminishing our emphasis on web design and service. Interest expense and bank charges decreased from $3,730 in the three-month period ended December 31, 2003 to nil in the quarter ended December 31, 2004. The decrease in interest expense and bank charges in the current fiscal year is due to the reduction in overdue balances payable to the two main suppliers. For the fiscal period ended December 31, 2004 depreciation expense was $10,395 essentially unchanged compared to $10,800 in the previous fiscal year.

 LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, we had cash on hand of $4,548 compared to $71,361 as of year-end, September 30, 2004. The net working capital deficiency as of December 31, 2004 was $426,962 compared to the net working capital deficiency as of year-end September 30, 2004 of $387,297 reflecting a decrease in net working capital of $39,665. This decrease is primarily due to our $48,808 operating loss for the first quarter of operation in the current fiscal year. During the three months ended December 31, 2004, we used $62,719 for operating activities compared to $501,483 for the same period in the previous fiscal year. Cash generated from financing activities decreased from $430,000 in the comparable three-month period in the last fiscal year to ($2,842) in the three-month period ended December 31, 2004. This decrease was attributable to the loan reductions from the director. MIAD added $1,252 of capital assets in the three-month period ended December 31, 2004 compared to $8,785 of capital asset additions in the same period during the last fiscal year.

         Two suppliers, Ingram Micro Canada, Inc.and Synnex Canada Inc., have security interests, which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to Ingram Micro Canada Inc at December 31, 2004 was $ 155,086; the total amount owed to Synnex Canada Inc. as of that date was $507,166. MIAD's president has personally guaranteed all the debts owing to these suppliers.

           MIAD does not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments for the fiscal year ending September 30, 2005. MIAD's liquidity is derived primarily from cash flow from sales, advances from director and external sources. Unless the Canadian economy for computer products generally and MIAD's products and services specifically improve shortly, MIAD's operations will continue to be a drain on financial resources; there is no assurance that the director has the capability nor the willingness to fund ongoing money-losing operations of the Company. MIAD's external sources of liquidity consist of a possible increase in the lines of credit with major distributors and possible bank financing. Increases in lines of credit with major distributors or bank financing, if sought, may not be available, or if available, the terms may not be satisfactory to MIAD.

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) The following exhibits are included in this filing:

    Exhibit
    -------
     31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

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






                                                      MIAD SYSTEMS, LTD.
                                                      ------------------
                                                      (Registrant)



Date: February 10, 2005                          By:  /s/ Michael A. S. Green
                                                      -----------------------
                                                      President