Form 10QSB
period 2005-03-31
MIAD SYSTEMS LTD
filed 2005-05-06
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                -----------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2005
                  ---------------------------------------------

[ ] Transition Report under the Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period from ____________ to ____________


                          Commission File No. 03-30801


                                MIAD SYSTEMS LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           CANADA                                             N/A
---------------------------------                      -------------------
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)


43 Riviera Drive, Unit 6 Markham, Ontario, Canada           L3R 5J6
-------------------------------------------------          ----------
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

                  Yes   [X]      No [ ]

As of March 31, 2005 there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------



                                MIAD SYSTEMS LTD.

                              INTERIM BALANCE SHEET
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)


                                                                     MARCH 31        SEPTEMBER 30
                                                                      2005              2004
                                                                   (UNAUDITED)        (AUDITED)
                                                                   -----------       -----------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                      $    79,642       $    71,361
    Accounts receivable (Note 3)                                       680,186           770,438
    Inventory                                                          113,885            39,100
    Prepaid expenses                                                    22,520            15,000
                                                                   -----------       -----------
                                                                       896,233           895,899

EQUIPMENT                                                              181,603           200,655
                                                                   -----------       -----------
                                                                   $ 1,077,836       $ 1,096,554
                                                                   ===========       ===========

                                   LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                       $ 1,278,934       $ 1,233,196
    Loan payable - related party                                        13,505            50,000
                                                                   -----------       -----------
                                                                     1,292,439         1,283,196
                                                                   -----------       -----------

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK

  First Preference shares without par value, authorized -
           unlimited; issued and outstanding - Nil
  Common shares without par value, authorized - unlimited;
           issued and outstanding 3,711,400 at March 31, 2005
           and September 30, 2004                                      590,299           590,299

DEFICIT                                                               (804,902)         (776,941)
                                                                   -----------       -----------
                                                                      (214,603)         (186,642)
                                                                   -----------       -----------
                                                                   $ 1,077,836       $ 1,096,554
                                                                   ===========       ===========


 On Behalf of the Board:

        "Michael Green"
                                 Director
---------------------------------


   The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                INTERIM STATEMENT OF INCOME AND RETAINED EARNINGS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          MARCH 31                           MARCH 31
                                                   2005              2004             2005              2004
                                               -----------       -----------       -----------       -----------
SALES
    Hardware and software                      $ 1,755,493       $ 1,282,025       $ 2,997,566       $ 2,352,245
    Website design and service                       4,204            33,395             5,892           115,375
                                               -----------       -----------       -----------       -----------
                                                 1,759,697         1,315,420         3,003,458         2,467,620
                                               -----------       -----------       -----------       -----------
COST OF SALES
    Hardware and software                        1,425,910         1,058,906         2,441,749         1,928,704
    Website design and service                       1,045            15,243             2,291            64,089
                                               -----------       -----------       -----------       -----------
                                                 1,426,955         1,074,149         2,444,040         1,992,793
                                               -----------       -----------       -----------       -----------
GROSS MARGIN                                       332,742           241,271           559,418           474,827
                                               -----------       -----------       -----------       -----------

OPERATING EXPENSES
    Wages and benefits                             184,330           198,177           366,989           394,223
    Salesmen's auto, travel and promotion           30,961            21,580            59,736            45,582
    Rent                                            21,247            20,102            42,494            41,896
    Bad debts                                       20,000                --            20,000                --
    Interest and bank charges                       16,194            18,239            16,194            21,969
    Professional fees                                9,762            12,165            25,880            12,170
    Office and general                               5,546             9,530            11,905            17,589
    Utilities                                        4,971             3,782             6,335             6,072
    Telephone                                        4,939            10,079            10,228            20,584
    Advertising                                      1,902             1,858             5,180             4,536
    Insurance                                        1,640               385             1,640               385
    Amortization                                    10,403            10,800            20,798            21,600
                                               -----------       -----------       -----------       -----------
                                                   311,895           306,697           587,379           586,606
                                               -----------       -----------       -----------       -----------
NET INCOME (LOSS) FOR THE PERIOD                    20,847           (65,426)          (27,961)         (111,779)

DEFICIT, BEGINNING OF THE PERIOD                  (825,749)         (571,618)         (776,941)         (525,265)
                                               -----------       -----------       -----------       -----------
DEFICIT, END OF THE PERIOD                     $  (804,902)      $  (637,044)      $  (804,902)      $  (637,044)
                                               ===========       ===========       ===========       ===========

NET INCOME (LOSS) PER COMMON SHARE
    Basic and fully diluted                    $     0.006       $    (0.018)      $    (0.008)      $    (0.030)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
    Basic and fully diluted                      3,711,400         3,711,400         3,711,400         3,711,400

   The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                         INTERIM STATEMENT OF CASH FLOWS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             MARCH 31                             MARCH 31
                                                      2005               2004              2005              2004
                                                   -----------       -----------        ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) for the period               $    20,847       $   (65,426)      $   (27,961)      $  (111,779)
    Adjustments to reconcile net income
    to net cash used in operating activities:
        Amortization                                    10,403            10,800            20,798            21,600

    Cash effect of changes in:
        Accounts receivable                            (61,279)          (67,197)           90,252           849,945
        Inventory                                      (75,151)          (36,217)          (74,785)          (74,754)
        Prepaid expenses                                (7,420)           (5,170)           (7,520)           (5,170)
        Accounts payable and
        accrued liabilities                            221,841           309,925            45,738        (1,034,610)
                                                   -----------       -----------       -----------       -----------
                                                       109,241           146,715            46,522          (354,768)
                                                   -----------       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Loan payable - related party                       (33,653)               --           (36,495)               --
    Advances from director                                  --                --                --           430,000
                                                   -----------       -----------       -----------       -----------
                                                       (33,653)               --           (36,495)          430,000
                                                   -----------       -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment                                (494)           (8,014)           (1,746)          (16,799)
                                                   -----------       -----------       -----------       -----------
INCREASE IN CASH
AND CASH EQUIVALENTS                                    75,094           138,701             8,281            58,433

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                      4,548            12,972            71,361            93,240
                                                   -----------       -----------       -----------       -----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                      $    79,642       $   151,673       $    79,642       $   151,673
                                                   ===========       ===========       ===========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION

    Interest paid during the period                $    16,194       $    11,600       $    16,194       $    11,600


   The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2005
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION
================================================================================

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

2.  GOING CONCERN
================================================================================

    These interim financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. During the six month period ended March 31, 2005, the Company incurred a net loss of $27,961 and has a working capital deficiency of $396,206 (year ended September 30, 2004: $251,676 and $387,297, respectively). The Company's ability to continue as a going concern is dependant on the achievement of profitable operations and the continued support of its creditors. In the ensuing year, the Company intends to increase its sales efforts and reduce operating expenses. There can be no assurance that the Company will be successful in increasing revenues, decreasing expenses or raising additional investment capital to generate sufficient cash flows to continue as a going concern.

3. CONCENTRATIONS OF CREDIT RISK
================================================================================

    The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. At March 31, 2005, two customers accounted for 28% of the Company's receivables (September 30, 2004 - three customers accounted for 37% of the Company's receivables) and one customer accounted for 11% of the Company's sales during the six month period ended March 31, 2005 (March 31, 2004 - no single customer accounted for greater than 10% of the Company's sales during the six month period then ended). The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

                                MIAD SYSTEMS LTD.

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2005
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)


4. STOCK BASED COMPENSATION
================================================================================

    The Company's stock option plan authorizes the granting of stock options to employees. Under the plan, the exercise price of the option equals the market price of the Company's stock on the grant date.

    The following table summarizes information about the stock options outstanding as at March 31, 2005 and September 30, 2004:

    ----------------------------------------------------------------------------
     Exercise price        Number of options outstanding &      Expiry Date
          (USD)                   exercisable at
                                March 31, 2005 and
                                September 30, 2004
    ----------------------------------------------------------------------------
          $0.20                       160,000                    June 2006
          $1.75                        40,000                  September 2006
          $0.69                        25,000                  September 2007
          $0.53                       225,000
    ----------------------------------------------------------------------------

    No options were granted, exercised or cancelled in the six month period ended March 31, 2005 or during fiscal 2004.

5. CONTINGENT LIABILITIES
================================================================================

    A former employee has commenced a lawsuit for wrongful dismissal and breach of contract. The Company has filed a statement of defense and a counter-suit. The final outcome of this matter is uncertain but management believes that any effect would not be material to the Company's financial position. Accordingly, no provision has been recorded in the accounts of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------

          The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months and six months ended March 31, 2005.

          The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's 10-KSB filing.

         All amounts are stated in Canadian dollars.


RESULTS OF OPERATIONS
---------------------

For the three and six months ended March 31, 2005 compared to the three and six month periods ended March 31, 2004.

         Revenues
         --------

         For the three-month period ended March 31, 2005 our revenues increased by 33.7 % from $1,315,420 in the same period in 2004 to $1,759,697; for the six-month period ended March 31, 2005 our revenues increased by 21.7% from $2,467,620 in the same period in 2004 to $3,003,458.


         MIAD's results in the first six months of fiscal 2005, although showing an increase of almost 22% over fiscal 2004, continue to be disappointing. Results are still below those achieved in the early 2000's, yet are representative of the computer sales industry's ongoing economic difficulties in this country. Canadian corporations, including MIAD's prospects, which had been contemplating computer systems purchases in 2003 and 2004, simply continue put these decisions on hold. As a consequence, revenues for 2003 and 2004 for the Canadian computer industry and for the Company lagged behind results from prior years. Although fiscal year 2005 was forecasted to generate a vigorous economic recovery and a strong resumption of demand for computer systems, in Canada, it has not yet happened and there can be no assurance for the computer industry generally, nor for MIAD specifically, that these strong purchase decisions will be resumed in the remaining six months of fiscal 2005, nor that MIAD will have the resources to effectively continue its operations should the current level of business volume continue.

         With the ongoing deferral in computer orders, MIAD continues to take steps which management believes will reduce the impact of the uncertain economy on its business and prepare for a resumption of orders, as to which no assurance can be given. MIAD continues its aggressive program to service its existing client base and to secure new clients. The Company is maintaining relationships and authorizations with the major manufacturers, investing in additional staff technical training and focusing on the growth of its service activities particularly repair and maintenance.

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales increased 37.9 % to $332,742 in the three months ended March 31,2005 from $241,271 in the comparable period in the previous fiscal year; our gross profit on product sales increased 17.8% to $559,418 in the six months ended March 31, 2005 from $474,827 in the six month period ended March 31, 2004. The increase in total dollars of gross profit on product sales is mainly attributable to the increase in sales in the three-month period ended March 31, 2005 compared to the same three-month period ended March 31, 2004 and the increase in sales in the six-month period ended March 31, 2005 compared to the same six-month period ended March 31, 2004. The gross profit margin on product sales increased marginally to 18.9% in the quarter ended March 31, 2005 as compared to 18.3 % in the same three-month period ended March 31,2004; the gross profit margin on product sales decreased marginally to 18.6% in the six-month period ended March 31, 2005 as compared to 19.2% in the same six-month period ended March 31, 2004.

         The gross profit margin level difficulties continue to be attributable to the competitive pressures on pricing for products as vendors continue to solicit a reduced number of prospective buying opportunities. MIAD continues to focus on increasing revenues from service activities such as repair and maintenance where the margins are higher than those from product sales. This has allowed the gross margins as a percentage of total sales to be essentially maintained, although this cannot be assured on a going-forward basis.


           Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.

         Operating Expenses
         ------------------

         Operating expenses, in total, increased marginally to $311,895 (17.7 % of revenue) for the three-month period ended March 31, 2005 from $306,697 (23.3 % of revenue) in the comparable quarter ended March 31, 2004: for the six-month period ended March 31, 2005, total operating expenses increased marginally to $587,379 (19.5% of revenue) from $586,606 (23.8% of revenue) in the comparable six-month period ended March 31, 2004. This small total dollar increase in operating expenses is primarily attributable to the net result of the reduction in payroll expenses offset by the increased expenses in sales travel and promotion, bad debt reserve and professional fees.

         Our wages and benefits decreased from $198,177 in the quarter ended March 31, 2004 to $184,330 in the quarter ended March 31, 2005; for the six-month period, wages and benefits decreased from $394,223 in the period ended March 31, 2004 to $366,989 in the comparable period ending March 31, 2005. The reduced wage and benefit expenses are attributable to the reduced manpower in line with the lower revenue level from the early 2000's. Sales travel and promotion expense increased from $21,580 in the three-month period ended March 31, 2004 to $30,961 in the quarter ended March 31, 2005; sales travel and promotion expense increased from $45,582 in the six-month period ended March 31, 2004 to $59,736 in the six-month period ended March 31, 2005. This increase in sales travel and promotion expense contributed to generating the increased revenue levels in the current fiscal year. Professional fees decreased from $12,165 in the three-month period ended March 31, 2004 to $9,762 in the quarter ended March 31, 2005 ; professional fees increased from $12,170 in the six-month period ended March 31, 2004 to $25,880 in the six-month period ended March 31, 2005. The increase in professional fees, in total, in the current fiscal year is due to the fees and expenses incurred in maintaining the Company's status as a public corporation. General office expenses decreased from $19,609 in the three-month period ended March 31, 2004 to $10,485 in the quarter ended March 31, 2005; general office expenses decreased from $38,173 in the six-month period ended March 31, 2004 to $22,133 in the six-month period ended March 31, 2005. This decrease in general office expenses in the current fiscal year is due to the constant review and justification of general office items. Interest expense and bank charges decreased from $18,239 in the three-month period ended March 31, 2004 to $16,194 in the quarter ended March 31, 2005; interest expense and bank charges decreased from $21,969 in the six-month period ended March 31, 2004 to $16,194 in the six-month period ended March 31, 2005. The decrease in interest expense and bank charges in the current fiscal year is due to the decrease in balances payable to the two main suppliers. Bad debt expense increased from nil in the three-month period ended March 31, 2004 to $20,000 in the quarter ended March 31, 2005; bad debt expense increased from nil in the six-month period ended March 31, 2004 to $20,000 in the six-month period ended

March 31, 2005. The increase in bad debt expense in the current fiscal year is due to an adjustment to the allowance for doubtful accounts receivable for troubled accounts identified by management. Depreciation expense in the current quarter and for the six-month period remained constant since the increase in assets was negligible.


 LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2005, we had cash on hand of $79,642 compared to $71,361 as of year-end, September 30, 2004. The net working capital as of March 31, 2005 was ($396,206) compared to the net working capital as of year-end September 30, 2004 of ($387,297) reflecting a small increase in net working capital deficiency of $8,909. During the six months ended March 31, 2005, we generated $46,522 from operating activities compared to using $354,768 for the same period in the previous fiscal year. Cash generated from financing activities decreased from $430,000 in the comparable six-month period in the last fiscal year to using $36,495 in the six-month period ended March 31, 2005. This increase, in the previous year, was attributable to the loans from the director, which have since been repaid. MIAD added $1,746 of capital assets in the six-month period ended March 31, 2005 compared to $7,245 of capital asset additions in the same period during the last fiscal year.

         Two suppliers, Ingram Micro Canada, Inc.and Synnex Canada Inc., have security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to Ingram Micro Canada Inc at March 31, 2005 was $173,523; the total amount owed to Synnex Canada Inc. as of that date was $527,676. MIAD's president has personally guaranteed all the debts owing to these suppliers.

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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


                                              MIAD SYSTEMS, LTD.
                                              (Registrant)



Date: May 6, 2005                             By:  /s/ Michael A. S. Green
                                                   ----------------------------
                                                   President