Form 10QSB
period 2005-06-30
MIAD SYSTEMS LTD
filed 2005-08-16
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2005
                                    -------------


[ ] Transition Report under the Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period from ____________ to ____________


                          Commission File No. 03-30801


                                MIAD SYSTEMS LTD.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              CANADA                                              N/A
  ---------------------------------                         --------------
    (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                       Identification No.)


       43 Riviera Drive, Unit 6
       Markham, Ontario, Canada                                 L3R 5J6
--------------------------------------                         --------
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

                  Yes   [X]      No [   ]

As of June 30, 2005 there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                MIAD SYSTEMS LTD.

                              INTERIM BALANCE SHEET
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)


                                                                     JUNE 30      SEPTEMBER 30
                                                                      2005           2004
                                                                   (UNAUDITED)     (AUDITED)
                                                                   -----------    -----------
                                     ASSET
                                     -----

CURRENT ASSETS
    Cash and cash equivalents                                      $    40,184    $    71,361
    Accounts receivable (Note 3)                                       592,682        770,438
    Inventory                                                          505,705         39,100
    Prepaid expenses                                                    42,612         15,000
    Advances to director (Note 4)                                       33,570             --
                                                                   -----------    -----------
                                                                     1,214,753        895,899

EQUIPMENT                                                              171,199        200,655
                                                                   -----------    -----------
                                                                   $ 1,385,952    $ 1,096,554
                                                                   ===========    ===========

                                   LIABILITIES
                                   -----------

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                       $ 1,137,265    $ 1,233,196
    Deferred revenue                                                   511,967             --
    Loan payable - related party                                            --         50,000
                                                                   -----------    -----------
                                                                     1,649,232      1,283,196
                                                                   -----------    -----------
                              SHAREHOLDERS' EQUITY
                              --------------------

CAPITAL STOCK

  First Preference shares without par value, authorized -
           unlimited; issued and outstanding - Nil
  Common shares without par value, authorized - unlimited;
           issued and outstanding 3,711,400 at June 30, 2005 and
           September 30, 2004                                          590,299        590,299

DEFICIT                                                               (853,579)      (776,941)
                                                                   -----------    -----------
                                                                      (263,280)      (186,642)
                                                                   -----------    -----------
                                                                   $ 1,385,952    $ 1,096,554
                                                                   ===========    ===========

 On Behalf of the Board:

        "Michael Green"
         Director


   The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.
                INTERIM STATEMENT OF INCOME AND RETAINED EARNINGS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      JUNE 30                      JUNE 30
                                                2005           2004           2005           2004
                                            -----------    -----------    -----------    -----------
SALES
    Hardware and software                   $ 1,600,930    $ 1,384,867    $ 4,598,496    $ 3,737,112
    Website design and service                    5,629         25,769         11,521        141,144
                                            -----------    -----------    -----------    -----------
                                              1,606,559      1,410,636      4,610,017      3,878,256
                                            -----------    -----------    -----------    -----------
COST OF SALES
    Hardware and software                     1,344,502      1,187,049      3,786,251      3,115,753
    Website design and service                    1,296         14,990          3,587         79,079
                                            -----------    -----------    -----------    -----------
                                              1,345,798      1,202,039      3,789,838      3,194,832
                                            -----------    -----------    -----------    -----------
GROSS MARGIN                                    260,761        208,597        820,179        683,424
                                            -----------    -----------    -----------    -----------

OPERATING EXPENSES
    Wages and benefits                          196,917        167,221        563,906        561,444
    Salesmen's auto, travel and promotion        43,957         43,592        103,693         89,174
    Rent                                         19,601         22,467         62,095         64,363
    Interest and bank charges                    12,799          5,830         28,993         27,799
    Office and general                            7,420          9,220         19,325         26,809
    Professional fees                             5,876         14,034         31,756         26,204
    Telephone                                     4,979          6,345         15,207         26,929
    Insurance                                     2,985           (385)         4,625             --
    Advertising                                   2,950          1,983          8,130          6,519
    Utilities                                     1,252          2,055          7,587          8,127
    Bad debts                                       298             --         20,298             --
    Amortization                                 10,404          2,867         31,202         24,467
                                            -----------    -----------    -----------    -----------
                                                309,438        275,229        896,817        861,835
                                            -----------    -----------    -----------    -----------
NET LOSS FOR THE PERIOD                         (48,677)       (66,632)       (76,638)      (178,411)

DEFICIT, BEGINNING OF THE PERIOD               (804,902)      (637,044)      (776,941)      (525,265)
                                            -----------    -----------    -----------    -----------
DEFICIT, END OF THE PERIOD                  $  (853,579)   $  (703,676)   $  (853,579)   $  (703,676)
                                            ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE
    Basic and fully diluted                 $    (0.013)   $    (0.018)   $    (0.021)   $    (0.048)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
    Basic and fully diluted                   3,711,400      3,711,400      3,711,400      3,711,400



  The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                         INTERIM STATEMENT OF CASH FLOWS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        JUNE 30                  JUNE 30
                                                  2005          2004        2005          2004
                                                ---------    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                     $ (48,677)   $ (66,632)   $ (76,638)   $(178,411)
    Adjustments to reconcile net income
    to net cash used in operating activities:
        Amortization                               10,404        2,867       31,202       24,467

    Cash effect of changes in:
        Accounts receivable                        87,504       22,205      177,756      872,150
        Inventory                                (391,820)    (372,072)    (466,605)    (446,826)
        Prepaid expenses                          (20,092)     (34,625)     (27,612)     (39,795)
        Accounts payable and
        accrued liabilities                      (141,669)     510,306      (95,931)    (524,304)
        Deferred revenue                          511,967           --      511,967           --
                                                ---------    ---------    ---------    ---------
                                                    7,617       62,049       54,139     (292,719)
                                                ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Loan payable - related party                  (13,505)          --      (50,000)          --
    Director advances                             (33,570)    (156,387)     (33,570)     273,613
                                                ---------    ---------    ---------    ---------
                                                  (47,075)    (156,387)     (83,570)     273,613
                                                ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment                             --       (2,885)      (1,746)     (19,684)
                                                ---------    ---------    ---------    ---------
INCREASE IN CASH
AND CASH EQUIVALENTS                              (39,458)     (97,223)     (31,177)     (38,790)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                79,642      151,673       71,361       93,240
                                                ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                   $  40,184    $  54,450    $  40,184    $  54,450
                                                =========    =========    =========    =========


SUPPLEMENTAL CASH FLOW INFORMATION

    Interest paid during the period             $  12,799    $   3,707    $  28,993    $  15,307





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

2.  GOING CONCERN
--------------------------------------------------------------------------------

    These interim financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. During the nine month period ended June 30, 2005, the Company incurred a net loss of $76,638 and has a working capital deficiency of $434,479 (year ended September 30, 2004: $251,676 and $387,297, respectively). The Company's ability to continue as a going concern is dependant on the achievement of profitable operations and the continued support of its creditors. In the ensuing year, the Company intends to increase its sales efforts and reduce operating expenses. There can be no assurance that the Company will be successful in increasing revenues, decreasing expenses or raising additional investment capital to generate sufficient cash flows to continue as a going concern.

3.  CONCENTRATIONS OF CREDIT RISK
--------------------------------------------------------------------------------

    The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. At June 30, 2005, two customers accounted for 33% of the Company's receivables (September 30, 2004 - three customers accounted for 37% of the Company's receivables) and no customer accounted for greater than 10% of the Company's sales during the nine month period ended June 30, 2005 (June 30, 2004 - no single customer accounted for greater than 10% of the Company's sales during the nine month period then ended). The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

                                MIAD SYSTEMS LTD.

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2005
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)


4.  ADVANCES TO DIRECTOR
--------------------------------------------------------------------------------

    Advances to director are non-interest bearing, unsecured and have no fixed terms of repayment.

5.  STOCK BASED COMPENSATION
--------------------------------------------------------------------------------

    The Company's stock option plan authorizes the granting of stock options to employees. Under the plan, the exercise price of the option equals the market price of the Company's stock on the grant date.

    The following table summarizes information about the stock options outstanding as at June 30, 2005 and September 30, 2004:

    ----------------------------------------------------------------------------
       Exercise price       Number of options outstanding &     Expiry Date
            (USD)                   exercisable at
                                   June 30, 2005 and
                                  September 30, 2004
    ----------------------------------------------------------------------------
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
    ----------------------------------------------------------------------------

    No options were granted, exercised or cancelled in the nine month period ended June 30, 2005 or during fiscal 2004.

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

7.  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

    On August 9, 2005, the Company cancelled the Asset Purchase Agreement with MIAD Information Systems, Inc. ("MIS"), entered into on May 24, 2005 whereby MIS agreed to purchase all of the assets ("Purchased Assets") of the Company in exchange for MIS assuming all of the liabilities of the Company, subject to approval by the Company's shareholders.

    Concurrently, the Stock Purchase Agreement executed May 24, 2005 whereby Joe Chiddy, In Trust agreed to purchase 1,960,000 common shares from Michael Green, the Company's Chief Executive Officer and largest shareholder, and to purchase 490,000 common shares from Adrienne Green, an affiliate of the Company was also cancelled.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

          The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months and nine months ended June 30, 2005.

          The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's 10-KSB filing.

         All amounts are stated in Canadian dollars.


RESULTS OF OPERATIONS
---------------------

For the three and nine months ended June 30, 2005 compared to the three and nine-month periods ended June 30, 2004.


         Revenues
         --------

         For the three-month period ended June 30, 2005 our revenues increased by 13.8 % from $1,410,636 in the same period in 2004 to $1,606,559; for the nine-month period ended June 30, 2005 our revenues increased by 18.8% from $3,878,256 in the same period in 2004 to $4,610,017.


         MIAD's results in the first nine months of fiscal 2005, although showing an increase of almost 19% over fiscal 2004, continue to be disappointing. Results are still below those achieved in the early 2000's, yet are representative of the Canadian computer sales industry's ongoing economic challenges. Many corporations and agencies, including MIAD's prospects, which had been contemplating computer systems purchases in 2003 and 2004, simply continue put these decisions on hold in 2005. As a consequence, revenues for 2003, 2004 and 2005 todate for the Canadian computer industry and for the Company lagged behind results from prior years. Although fiscal year 2005 was forecasted to generate a vigorous economic recovery and a strong resumption of demand for computer systems, in Canada, it has not yet happened and there can be no assurance for the computer industry generally, nor for MIAD specifically, that these strong purchase decisions will be resumed in the remaining three months of fiscal 2005 (calendar six months), nor that MIAD will have the resources to effectively continue its operations should the current level of business volume continue.

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

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales increased 25.0 % to $260,761 in the three months ended June 30, 2005 from $208,597 in the comparable period in the previous fiscal year; our gross profit on product sales increased 17.8% to $820,179 in the nine months ended June 30, 2005 from $683,424 in the nine month period ended June 30, 2004. The increase in total dollars of gross profit on product sales is mainly attributable to the increase in sales in the three-month period ended June 30, 2005 compared to the same three-month period ended June 30, 2004 and the increase in sales in the nine-month period ended June 30, 2005 compared to the same nine-month period ended June 30, 2004. The gross profit margin on product sales increased marginally to 16.2% in the quarter ended June 30, 2005 as compared to 14.7 % in the same three-month period ended June 30,2004; the gross profit margin on product sales remained essentially unchanged at 17.8 % in the nine-month period ended June 30, 2005 as compared to 17.6% in the same nine-month period ended June 30, 2004.

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


         Operating Expenses
         ------------------

         Operating expenses, in total, increased to $309,438 (19.2 % of revenue) for the three-month period ended June 30, 2005 from $275,229 (19.5 % of revenue) in the comparable quarter ended June 30, 2004: for the nine-month period ended June 30, 2005, total operating expenses increased marginally to $896,817 (19.5% of revenue) from $861,835 (22.2% of revenue) in the comparable nine-month period ended June 30, 2004. This small total dollar increase in operating expenses for the current fiscal year is attributable to the increased expenses in sales travel and promotion, bad debt reserve and professional fees.

         Our wages and benefits increased from $167,221 in the quarter ended June 30, 2004 to $196,917 in the quarter ended June 30, 2005; for the nine-month period, wages and benefits remained essentially unchanged at $561,444 in the period ended June 30, 2004 to $563,906 in the comparable period ending June 30, 2005. Sales travel and promotion expense remained unchanged at $43,957 in the three-month period ended June 30, 2005 compared to $43,592 in the quarter ended June 30, 2004; sales travel and promotion expense increased from $89,174 in the nine-month period ended June 30, 2004 to $103,7693 in the nine-month period ended June 30, 2005. This increase in sales travel and promotion expense contributed to generating the increased revenue levels in the current fiscal year. Professional fees decreased from $14,034 in the three-month period ended June 30, 2004 to $5,876 in the quarter ended June 30, 2005; professional fees increased from $26,204 in the nine-month period ended June 30, 2004 to $31,756 in the nine-month period ended June 30, 2005. The increase in professional fees, in total, in the current fiscal year is due to the fees and expenses incurred in maintaining the Company's status as a public corporation. General office and telephone expenses decreased from $15,565 in the three-month period ended June 30, 2004 to $12,399 in the quarter ended June 30, 2005; general office and telephone expenses decreased from $53,738 in the nine-month period ended June 30, 2004 to $34,532 in the nine-month period ended June 30, 2005. This decrease in general office expenses in the current fiscal year is due to the constant review and justification of general office items. Interest expense and bank charges increased from $5,830 in the three-month period ended June 30, 2004 to

$12,799 in the quarter ended June 30, 2005; interest expense and bank charges remained essentially unchanged at $27,799 in the nine-month period ended June 30, 2004 compared to $28,993 in the nine-month period ended June 30, 2005. The increase in interest expense and bank charges in the current fiscal quarter is due to the increase in balances payable to the two main suppliers. Bad debt expense increased from nil in the three-month period ended June 30, 2004 to $298 in the quarter ended June 30, 2005; bad debt expense increased from nil in the nine-month period ended June 30, 2004 to $20,298 in the nine-month period ended June 30, 2005. The increase in bad debt expense in the current fiscal year is due to an adjustment to the allowance for doubtful accounts receivable for troubled accounts identified by management.


 LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2005, we had cash on hand of $40,184 compared to $71,361 as of year-end, September 30, 2004. The net working capital deficiency as of June 30, 2005 was $434,479 compared to the net working capital deficiency at September 30,2004 of $387,297 reflecting an increase in net working capital deficiency of $47,182. During the nine months ended June 30, 2005, we generated $54,139 from operating activities compared to using $292,719 for the same period in the previous fiscal year. Cash generated from financing activities decreased from $273,613 in the comparable nine-month period in the last fiscal year to using $83,570 in the nine-month period ended June 30, 2005. This increase, in the previous year, was attributable to the loans from the director, which have since been repaid. MIAD added $1,746 of capital assets in the nine-month period ended June 30, 2005 compared to $19,684 of capital asset additions in the same period during the last fiscal year.

         Two suppliers, Ingram Micro Canada, Inc.and Synnex Canada Inc., have security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to Ingram Micro Canada Inc at June 30, 2005 was $237,460; the total amount owed to Synnex Canada Inc. as of that date was $439,815. MIAD's president has personally guaranteed all the debts owing to these suppliers.

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



                                                  MIAD SYSTEMS, LTD.
                                                  (Registrant)



Date: August 16, 2005                             By: /s/ Michael A. S. Green
                                                      --------------------------
                                                      Michael A. S. Green
                                                      President