Form 10KSB
period 2005-09-30
MIAD SYSTEMS LTD
filed 2005-12-29
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OR (G)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 2005             Commission File No. 0-30801

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from ______ to ______

                               MIAD Systems, Ltd.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Canada                                                   N/A
            ------                                                   ---
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                            43 Riviera Drive, Unit 6
                        Markham, Ontario, Canada L3R 5J6
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year $8,321,083 (Canadian).

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2005: Not Determinable

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

         On July 10, 2001 we filed a Form 10-SB registration statement with the Securities and Exchange Commission (SEC) which became effective on September 8, 2001. Since such time, we have become subject to the reporting requirements of the Securities Exchange Act of 1934.

(B)  BUSINESS OF THE COMPANY

         PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS
         -------------------------------------------------

         MIAD PRODUCT STRATEGY
         ---------------------

         In Canada, MIAD offers its clients an extensive range of business computer systems and related products. Our broad product offering includes:

     o desktop, notebook and ruggedized mobile personal computers (PC's) and servers;
     o    mass storage devices;
     o    monitors;
     o    printers;
     o    network interface cards;
     o    networking hubs, routers, and switches;
     o    modems and wireless devices;
     o    personal digital assistants;
     o    software;
     o    computer supplies and accessories.

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

         2)       MIAD CUSTOM ASSEMBLY.

                  For clients who require a custom configured system with their choice of features and peripherals, MIAD has the capabilities and has been selling and assembling the MIAD ULTRA system to meet these unique requirements. MIAD does not use refurbished or used products in its ULTRA system or any of its other products. MIAD assembles its custom systems using components obtained from outside sources.

         MIAD SERVICES STRATEGY
         ----------------------

         To complement our core competencies, increase our customer satisfaction as well as expand our revenue base into areas closely related to our sales of computer systems, we are very actively involved in the computer services business.

         MIAD has been continuously upgrading the skills of its technical staff in order to qualify as an authorized service provider to provide maintenance and related services for the systems and equipment it sells.

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

         These services are a very important focus of our long-term strategy. Although, they have contributed about 5% of revenues currently and in the past and may not reach that level in the near term, they have allowed us to solidify our relationships with our clients and major resellers and opened new doors for computer product sales to prospects where we have previously only provided computer maintenance/repair services.

         MIAD SALES STRATEGY
         -------------------

         MIAD's highly trained staff understands information technology and its use in solving automation problems. MIAD is more than a company that just fills orders; we specialize in developing creative, cost-effective solutions for our clients. MIAD has hired experienced computer industry veterans who can, early in a sales cycle, understand and review the business application that the prospect is attempting to solve through automation. The MIAD representative, based on years of experience, can recommend the appropriate product (whether from IBM, Compaq/HP, Itronix, MIAD, etc.) and the appropriate model/features, as well as the services of installation, networking, maintenance-depot or on-site that are best suited to meet the customer's requirements.

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

         MIAD has, over the years, invested the time, effort and funds to develop personnel, infrastructure, credentials, recognition and authorizations in both computer products and service offerings. With this investment, the successful installations achieved to-date and a strong economy for computer systems, MIAD is in a position to capitalize on IT opportunities in the Ontario, Canada marketplace.

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

         MIAD acts as a solutions partner for our clients by working with them to analyze and then provide them the goods and services that they need to compete effectively in the marketplace. Our clients require that we understand their business, their marketplace and what drives their decisions. MIAD works with clients to review their business requirements, understand technology and recommend the solutions which are best suited to their needs. Our team members have extensive industry and technology knowledge and expertise.

         Over the past five years generally and in Canada specifically, the information technology sales and service industry has undergone significant consolidation. Reduction in total client orders during the recession, more restrictive terms and conditions from vendors, reductions in the number of vendor-authorized resellers and increased price competition have driven several of the weaker competitors from the market. For the remaining vendors such as MIAD, the competition for a smaller business base has been very costly and intense.

         We have successfully implemented our "just-in-time" purchasing and "build-to-order" model for our private label MIAD ULTRA line of business computers. This concept is based on the successful model originated by Dell in the United States. We believe that the significant market penetration by Dell in the U.S. is an indicator of the market potential for our "build-to-order" model in Canada, particularly as the economy improves, in the future.

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

         We intend to continue to build our presence as a supplier of IT solutions in Ontario, Canada as an authorized reseller of products purchased from our major vendors for resale to end users and by the custom assembly of our computer systems. In addition, we will focus on expanding the number of clients for the MIAD service offerings in maintenance and repair as well as increasing the number and diversity of service offerings that we provide. In doing so, we expect to focus on several priorities:

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

(D)      "BUILD-TO-ORDER" MODEL --- THE MIAD ULTRA LINE

         We have distinguished ourselves from other "build-to-order" companies such as Dell because we are also an approved reseller of brand name vendors. In addition, we employ our "just-in-time" purchasing and "build-to-order" model of private label personal computers, the MIAD ULTRA line, to satisfy the custom requirements of our customer base. We carry a minimal amount of finished goods but no raw materials inventory. Instead, we acquire our component parts specifically for our customer orders.

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

         Our custom manufacturing approach allows our customers to choose from a wide range of options to be custom assembled by MIAD. These may include options for memory size, processor type and speed, cache memory, video cards, network interface, communication speeds, video memory and disk storage among others. These options are coupled with increased reliability, quality control and a rapid delivery cycle. Currently, our MIAD ULTRA line, which in the past represented over 35% of our revenues has now declined, because of current marketplace pressures, to representing less than 1% of our total annual revenues.

         Our ability to rapidly deliver a MIAD ULTRA custom system allows us to keep inventory levels at a minimum due to our "just in time" purchasing while still being able to deliver the systems exactly to the customer's specifications with a delivery time, including "burn-in" of three days or less. Our technical and manufacturing expertise permits us to give our customers better service, not only on our own products but those of our authorized partners.

         CUSTOMER ADVANTAGES
         -------------------

         The "build-to-order" model for our MIAD ULTRA line of systems provides extensive advantages to clients in cost savings, quality control, flexible configuration and fast response to industry trends. The main features of the "build-to-order" model include:

                  Reduction of Delivery Cycle
                  ---------------------------
                           By its nature, our manufacturing approach permits flexibility of customization combined with very short delivery cycles. We are able to customize systems to clients' needs with our "just-in-time" purchasing and "build-to-order" approach.

                  Cost Savings
                  ------------
                           Working with suppliers to provide "just-in-time" delivery of components reduces overhead costs of warehousing large quantities of components. This overhead cost reduction is enhanced by fast inventory turnover. Costs are further reduced by having the ability to quickly respond to industry trends, thus avoiding obsolete inventory as technologies change. These cost reductions are reflected in our pricing to our clients. These cost savings have, in the past few years, eroded somewhat by the competitive pressures of having many vendors chasing a diminishing prospect base.

                  Ability to Manage Technology Change
                  -----------------------------------
                           Purchasing components, on an "as needed" basis allows us to better react to the constant change in technology and price.

                  Increased Reliability and Quality
                  ---------------------------------
                           Quality control of our MIAD ULTRA line is one of the major reasons that users select the system. After assembling the client's unique configuration, we subject the system to extensive "burn-in" and system testing. Since most failures occur in the first
                           24-48 hours of use, this testing attempts to make the system fail before shipping to the client. This leads to better service and fewer repairs.

         We strive for quality and consistency in our MIAD ULTRA line of computers. We use only name brand quality components. As part of our quality control program, we work in concert with our suppliers to provide consistency of components. Whether a client orders ten systems or 300 systems, components will be the same.

(F)      RESELLING

         We are an established supplier of computer systems from vendors for which we act as resellers. We also provide maintenance, installation and networking services to our major clients in the corporate, institutional and education fields. In order to become approved and authorized to resell systems of a name brand vendor such as IBM, Compaq/Hewlett-Packard or Toshiba, among others, the vendor will qualify the proposed reseller on factors such as current sales volume, number of sales personnel, industry knowledge, geographical territory, other authorizations and references. The approved authorization typically requires that a reseller only sell to end users of the product, take responsibility for pre- and post-sale support (which includes responding to technical issues) and commit not to engage in activities contrary to law. The authorization does not include maintenance which is a separate authorization and typically consists of providing repair services either under or out of warranty. There are no other material limitations in the reseller authorizations. A high volume reseller with the proper technical qualifications may also qualify for service authorization from the vendor. Reseller authorizations are typically reviewed by the vendor on an annual basis. To date, neither MIAD nor any vendor has terminated any reseller agreement.

         Our MIAD ULTRA line system for workstations and other servers provides our clients with custom configuration, rapid delivery and cost savings. However, for clients who require standard workstations, notebooks, servers and high-end servers, we are an authorized reseller of Compaq, Toshiba, Hewlett Packard, IBM, Microsoft and other well-recognized brands as described below.

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

         We have also been authorized by Itronix Corporation to resell their ultra-rugged wireless mobile computers. Itronix is one of the two major providers of these specialized products in a growing segment of the industry.

         In addition, we are authorized by Microsoft for all software in addition to being certified as an original equipment manufacturer (OEM) for all Microsoft products used in the MIAD ULTRA line sold to MIAD customers.

         We have arrangements with the major distributors in Canada to acquire products. Although we are authorized by the manufacturer to resell their products, we deal directly with their distributors from whom we actually purchase the products which we resell to end users. Our acquisition of products from Ingram-Micro and Synnex, the two largest distributors from whom we acquire approximately 90% of our products, is based on product availability, price, credit availability and service. We currently have General Security Agreements with Ingram Micro and Synnex which secure payment for all goods and services we purchase from them for resale.

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

Depot and On-Site computer repair
---------------------------------

         As one of a small number of authorized service facilities in Ontario for IBM, Toshiba, Hewlett-Packard/ Compaq, Itronix, etc., we are authorized to provide warranty and repair maintenance for desktops, notebooks, servers, peripherals, etc. We provide these services to the client base where we have sold the hardware. In other instances, the computer user has acquired his computer from one of the many non service-authorized vendors and now needs warranty or maintenance repair. The vendor, IBM for instance, will recommend that the client deal with an authorized service provider such as MIAD. Not only do we generate revenue from the service provided, we also acquire a new prospect for other services and future computer sales.

         We have expanded our penetration of the depot market to the point that we now typically have over 200 computers per month (principally notebooks) brought in to our depot for repair. We provide these repair and warranty services to a number of corporate, institutional and municipal organizations. For major clients, with installed desktop computers and servers, we can provide the warranty and maintenance services on their own premises ("on-site").

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

         For depot repair, the client's system is registered with the service co-coordinator at the reception area, transferred to the service department where diagnosis is performed by the MIAD technician. Repair is effected or new parts are ordered from the manufacturer and installed on the system to replace the defective components. Turnaround time depends on parts availability from the manufacturer (IBM, H-P/Compaq, etc.), but generally averages 2 working days.

         For on-site service, initial support calls are placed to our 1-(800) toll-free number or local phone lines are directed to the technical support team. We currently have Certified Novell-Netware Engineer ("CNE") and Microsoft Certified Engineer ("MSCE") personnel along with technicians who specialize in the manufacturing and support of our ULTRA Series computers. Calls are answered immediately or a technician will return a call within 30 minutes. Problem escalation is directed to the service manager. We provide telephone technical support as well as on-site service. Our on-site service offerings are from 8:30 a.m. to 5:00 p.m. with after hours and weekend service available upon request.

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

         Our current client base is primarily focused in five major market segments. This includes (1) major corporate accounts; (2) institutional accounts to acute care facilities; (3) utilities (4) municipalities and (5) educational which includes many of the top private schools and community colleges in Ontario.

         At this stage of our development, we are still a relatively small player in the Canadian marketplace. However, we believe that we have the structure and the strategic plan which we hope will allow us to become a more meaningful participant in the Ontario IT systems and services business. We are not yet measuring market share in either the corporate, utility, municipal, or institutional fields. We have had significant success in penetrating the Ontario private school and community college markets. Although we have secured many of the top name institutions as our clients, our market share is also still in the single digit range.

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

         We have the ability to provide our clients with either a MIAD custom assembled system or with a name brand resale. We do not typically compete with major name brand companies such as IBM, Hewlett-Packard/Compaq or Toshiba in a situation where the client requires a custom assembled system to meet its unique specifications. In such situations, it is the customization package and not price considerations that enable us to attract and maintain customers. When, in these custom situations, we do compete with a Dell, they have certain competitive advantages such as their materially greater financial resources, name recognition and buying power. Size, however, does have its limitations. Unlike our major, well-financed and well-known competitors, we are able, due to our smaller size, to work face-to-face with our customers and develop working, personal relationships. We do not have the additional expense of carrying inventories and we can, if necessary, provide a faster delivery time in many instances.

         When our role is reselling, high-end name-brand services (such as IBM and H-P/Compaq, etc.), to clients and potential clients, we find ourselves competing with other resellers such as NexInnovations (formerly EDS/Systemshouse), Quiet Touch Computers, GE Capital Corp., Microage, Compugen, etc. We believe that we are competitive with these resellers because of our authorizations to service the brand name lines such as IBM, Toshiba, H-P/Compaq and our ability to provide technical support, repair, education, networking and installation services. These factors enable us to effectively compete with larger, better financed companies. We also work closely with our educational clients to experiment with new technologies for their businesses and work with educational associations to secure special prices and configurations for these clients. We believe that these additional services provide us with a competitive edge over our competitors and that sets us apart.

(J)      SOURCES OF SUPPLY

         For our "build-to-order" MIAD ULTRA line of business computers, we purchase name brand quality products from manufacturers such as Intel, Quantum, ATI, Seagate, Maxtor, Panasonic, Acer, LG Electronics, Fujitsu, and others. Our purchase of these components is based on price, service and availability from among a number of distributors based in the Toronto area. These distributors include Synnex Canada, Supercom, Scan Tech, Bell Micro Products, Ingram Micro Canada, GB Micro, Tech Data Canada.

         When we supply high end servers from IBM, Hewlett-Packard/Compaq, Toshiba and others, we also acquire the products based on prices, service and availability primarily from the larger international distributors in the Toronto area (Synnex Canada, Ingram Micro Canada, Tech Data Canada, etc.). Supplies for brand name products from major vendors such as IBM, Compaq, etc. are readily available from the major distribution companies in Canada, including Ingram Micro Canada which is the largest in Canada. The major vendors supply the distributors who, in turn, supply major vendor approved resellers such as MIAD.

         For components required for the ULTRA "build-to-order" model, some of the peripheral products are identical to those found on the IBM and Compaq systems and are available from the distributors. More unique devices, such as cases and memory, are available from component suppliers. The computer products and accessories that we provide our clients are obtained by us directly from the manufacturer. This is similar to the manner in which an automobile dealer acquires service parts and products from the automobile manufacturer such as Ford or General Motors.

         Shortages of supply typically are not company specific but rather industry-wide and rare. They have, in the past, generally been caused by natural disasters such as the earthquakes in Taiwan and Japan a few years ago that affected chip production on a worldwide basis.

(K)      DEPENDENCE ON MAJOR CUSTOMERS

         Our current customer-base is well diversified and spans multiple industry groups. These include major corporate, institutional, municipal, utility and educational customers.

         With a focus on specific industries, we have grown our client-base by concentrating on diversifying our penetration of each of the specific industry groups. For the current fiscal year, ending September 30, 2005 (and the previous fiscal year ended September 30, 2004) no single client represented 10% or more of our revenue.

(L)      INTELLECTUAL PROPERTY

         We do not have any patents but rely upon licenses from the companies whose products we purchase. For our MIAD ULTRA line of "build-to-order" business computers, we are authorized by a non-exclusive license agreement with IBM to use IBM's licensed patents for personal computers and servers.

         The name of our "build-to-order" business computer, the MIAD ULTRA, is trademarked in Canada. There are currently no plans to trademark the MIAD ULTRA line in the United States although we may decide to do so at a later date.

(M)      GOVERNMENT APPROVAL REGULATION AND ENVIRONMENTAL COMPLIANCE

         In Canada, computer systems and computer components must be CSA (Canadian Standards Association) certified. This certification is similar to the Underwriters Laboratories (UL) certification in the United States. We only purchase systems and components that are CSA certified.

         We are subject to Canadian provincial and federal laws governing our relationship with employees, including minimum wage requirements, overtime, working and safety conditions requirements. We presently are not the subject of any governmental proceeding and we are currently in compliance with provincial and federal regulations in Canada.

(N)      RESEARCH AND DEVELOPMENT

         We do not perform research and development ("R&D") in the traditional sense. Rather, our R&D activities are primarily focused on researching/evaluating/sourcing, and quality improvements for the products that we integrate into our MIAD ULTRA "build-to-order" business computer systems. This R&D activity is conducted in the technical lab on our premises.

(O)      EMPLOYEES

         As of the date of this filing, we employ 11 persons (all of which are full-time employees). None of our employees are covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

ITEM 2.  PROPERTIES

         Our facilities are located at 43 Rivera Drive, Unit 6, Markham, Ontario, Canada. The facility is a modern, secure, industrial brick and concrete block building. We currently occupy 9,800 square feet of warehouse, assembly, service and office space. The current lease expires in November 2010. Our monthly rent is $7,000 (Canadian) per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Shareholders was held on November 10, 2005. The purpose of the meeting was to re-elect Michael Green to serve as a director and ratify the appointment of Sloan Partners LLP Chartered Accountants to serve as the Company's independent auditor for the current fiscal year. Mr. Green was the Company's only director prior to the annual meeting and was the only person to stand for election to the Board of Directors. These resolutions were passed by 100% of the shareholders represented in person or by proxy representing 3,137,535 shares which is 84.5% of the issued and outstanding shares of the Corporation.

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

1999                                         High                        Low
----                                        ------                      ------
Quarter ended June 30                       $1.00                       $1.00
Quarter ended September 30                   1.50                        1.00
Quarter ended December 31                    2.375                       1.375

2000
----
Quarter ended March 31                       2.375                       2.1875
Quarter ended June 30                        3.25                        2.375
Quarter ended September 30                   2.80                        2.6825
Quarter ended December 31                    2.75                        2.75

2001
----
Quarter ended March 31                       2.00                        1.25
Quarter ended June 30                        2.00                        1.96
Quarter ended September 30                   2.25                        1.75
Quarter ended December 31                    2.25                        1.75

2002
----
Quarter ended March 31                       1.90                        1.01
Quarter ended June 30                        2.00                        1.05
Quarter ended September 30                   1.50                        0.29
Quarter ended December 31                    0.25                        0.15

2003
----
Quarter ended March 31                       0.19                        0.07
Quarter ended June 30                        0.35                        0.09
Quarter ended September 30                   0.35                        0.18
Quarter ended December 31                    0.25                        0.12

2004
----
Quarter ended March 31                       0.13                        0.12
Quarter ended June 30                        0.25                        0.08
Quarter ended September 30                   0.12                        0.08
Quarter ended December 31                    0.08                        0.06

2005
----
Quarter ended March 31                       0.11                        0.02
Quarter ended June 30                        0.15                        0.05
Quarter ended September 30                   0.12                        0.06
Quarter ended December 16                    0.07                        0.04

          There can be no assurances that an active public market for the common stock will develop or be sustained.

HOLDERS:
--------

         As of September 30, 2005 there were 3,711,400 shares issued and outstanding and 51 shareholders of record.

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

         The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended September 30, 2005.

         The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-KSB.

         All figures stated herein are in Canadian dollars.

RESULTS OF OPERATIONS
---------------------

Twelve months ended September 30, 2005 compared to same period in 2004.

         Revenues
         --------

         For the fiscal year ended September 30, 2005 our revenues increased by 19.1% from $6,984,990 in the same period in 2004 to $8,321,083.

          According to Gartner (the largest industry watcher), the worldwide PC market (the Company's marketplace) experienced growth that was better than the research company had expected during the second half of 2005. Demand for mobile PC's accelerated sales during this last quarter. Aggressive price cutting was a significant factor in driving demand for PC's, Gartner reported. It was a quarter of intense price competition for the vendors. Gartner expects the operating environment to get yet more difficult in the remainder of the calendar year as PC replacement opportunities decline.

         MIAD's revenue increase for the current fiscal year, although significant, is still a disappointing result of the company's marketing plan that was targeted to combat the lackluster economy and of our strong focus on finding and closing new account business. The Company's revenue is still at levels below those achieved prior to the recession.

         Since the downturn in the economy in 2001, MIAD has maintained relationships and authorizations with the major vendors of servers, desktop and laptop systems, as well as sought and secured additional service and product authorizations from top name suppliers and invested in additional technical staff training.

         The economic downturn contributed to competitive pressures on pricing and margins. As reported in the Gartner report, the volume increases in the current period were driven by continued aggressive pricing competition. MIAD has a lower profit margin on major vendor products which it resells, particularly laptop computers. Management expects that revenues from service activities such as repair and maintenance design will, to a limited extent, offset some of the lost revenues from product sales. Further, since margins from service activities are currently higher than those from product sales, it is anticipated that current gross margins as a percentage of total sales can be maintained or improved, although this cannot be assured.

         MIAD's results, for the current fiscal year 2005, are representative of the industry's ongoing economic difficulties. The significant pricing pressure caused by an increasing number of vendors chasing a declining number of purchase opportunities is being attributed as the cause for the resumption of demand for computer systems. Current industry forecasts do not contemplate a continuation of the demand resumption for new nor replacement PC systems. As such, there can be no assurances for the computer industry generally, nor for MIAD more specifically, that these purchase decisions will be resumed in the future; nor that MIAD will have the resources to effectively continue its operations should this business volume decline or should margin pressures persist.

         MIAD will continue its aggressive program to service its existing client base and seek to secure new clients. The Company is maintaining relationships and authorizations with the major manufacturers, investing in additional staff technical training and focusing on the growth of its service activities, particularly repair and maintenance as well as developing new prospects for the ruggedized mobile computer systems. There is currently no assurance that customer orders will resume at any level that would sustain the Company on a profitable basis.

         Cost of Sales and Gross Profit
         ------------------------------

         Our gross profit on product sales increased 45.7% to $1,403,974 in the fiscal year ended September 30, 2005 from $963,544 in the comparable period in the previous fiscal year. The increase in total gross profit is a direct result of our increase in total revenue coupled with the improved margin opportunities earlier in the year. The gross profit margin on product sales increased to 16.9% in the fiscal year ended September 30, 2005 as compared to 13.8% in the same fiscal year period ended September 30, 2004 as a result of improved margins earlier in the year affected by lower margins in the last quarter.

         Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.

         Operating Expenses
         ------------------

         Operating expenses decreased from 17.4% of revenue in the fiscal year period ended September 30,2004 to 16.5% of revenue in the current fiscal year ended September 30, 2005. The operating expense ratio was higher last fiscal year ending September 30, 2004 primarily because of the minimum level of expenditures for items such as payroll, etc. that are required to operate the business. Operating expenses this current fiscal year, in total, were increased by a one-time payment by the Company of $85,000, a return of monies paid by a former client, 360networks, to the United States Bankruptcy Court resulting from a Chapter 11 claim. The ongoing operating expenses marginally increased from $1,215,220 in the fiscal year ended September 30, 2004 to $1,290,482 in the current fiscal year. This total dollar increase is primarily attributable to an increase in professional fees ($61,025 compared to $26,882 in the previous year), coupled with an increase in payroll expenses incurred (from $791,836 in the previous fiscal year to $833,592 in the current fiscal year) and the corresponding increases in salesmen expenses (from $123,034 in the previous fiscal year to $143,288 in the current fiscal year). Remaining expense levels for combined office expenses of rent, general, telephone and utilities as well as depreciation expenses remained essentially unchanged. The combined bank charges and interest expense decreased marginally to $44,449 in the fiscal year ended September 30, 2005 from $50,259 in the fiscal year ended September 30, 2004. Interest expense is payable to our major suppliers based on the total amount and days outstanding of our accounts payable. The timing delay in MIAD collecting from its clients and conversely in remitting its outstanding balances to its major suppliers resulted in the interest charges.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005, we had cash on hand of $31,631 compared to $71,361 as of year-end, September 30, 2004. The net working capital as of September 30, 2005 was ($321,107) compared to the net working capital as of year-end September 30, 2004 of ($387,297) reflecting an increase in net working capital of $66,190. This increase is primarily caused by our operating profit. During the fiscal year ended September 30, 2005, we generated $69,912 from operating activities compared to using $187,355 for the same period in the previous fiscal year. Cash from financing activities decreased to ($105,495) in the comparable twelve-month period in the fiscal year ended September 30, 2005 to $190,000 in the twelve-month period ended September 30, 2004 due to repayment of related party (a director) advances. MIAD added $24,524 of capital assets in the twelve-month period ended September 30, 2004 compared to $4,147 of capital asset additions in the current fiscal year.

         Two suppliers have security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to the two suppliers at September 30, 2005 was $1,394,221. MIAD's president has personally guaranteed all the debts owing to these suppliers, Ingram Micro Canada, Inc. and Synnex Canada Inc.

           MIAD does not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments for the coming fiscal year ending September 30, 2006 MIAD's liquidity is derived primarily from cash flow from sales, advances from director and external sources. Unless the Canadian economy for computer products generally and MIAD's products and services specifically improve shortly, MIAD's operations will continue to be a drain on financial resources; there can be no assurances that the director has the capability nor the willingness to fund the ongoing money-losing operations of the Company. MIAD's external sources of liquidity consist of a possible increase in the lines of credit with major distributors and possible bank financing. Such increases in lines of credit with major distributors or bank or other debt financing, if sought, may not be available, or if available, the terms may not be satisfactory to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board (FASB) released revised FASB Statement no. 151 (FAS 151), "Inventory Costs- an amendment of ARB no.43". The new standard requires amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. MIAD is currently evaluating the adoption of FAS 151 but does not expect that it will have a material impact on its financial position, results of operations, or cash flows.


         In December 2004, the FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Effective November 1, 2003, the Company adopted the fair value accounting method provided for under the Statement. Statement 123(R) will have no impact on the financial statements of the Company.

         In December 2004, the FASB issued Statement No. 153, "Exchanges of Non-monetary Assets" ("Statement 153"), an amendment of APB Opinion No. 29, "Accounting for Non-monetary Transactions". Statement 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Statement 153 eliminates the narrow exception for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of Statement 153 should be applied prospectively. The Company does not anticipate that the application of Statement 153 will have an impact on the financial statements of the Company.

         In May 2005, the FASB issued Statement No.154, "Accounting Changes and Error Corrections ("Statement 154"), a replacement of the Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. Statement 154 requires the retrospective application to prior periods' financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Unless adopted early, Statement 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not anticipate that the application of Statement 154 will have an impact on the financial statements of the Company.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         (A) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
             --------------------------------------------------

         As of September 30, 2005, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer and the expiration of their terms as directors are as follows:

                                                                Period Served as
Name               Age    Position                              Director
----               ---    --------                              ----------------
Michael Green      62     President, Chief Executive Officer    Since
                          and Director                          September 1998

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

         (c) FAMILY RELATIONSHIPS
             --------------------

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

                                  Summary Compensation Table
                                                                                       Long Term Compensation
                                                                                       ----------------------
                                       Annual Compensation                         Awards                Payouts
Name and                     -----------------------------------------  ----------------------------     -------
principal          Fiscal    Base                         Annual        Restricted       Under-lying     LTI          Other
position           Year      Salary         Bonus         Compensation  Stock Awards     Options         Pay-outs     Compensation
---------          ------    ------         -----         ------------  ------------     -----------     --------     ------------
                   2005      150,000        none          150,00         none             none            none        none
Michael Green
President CEO      2004      100,000        none          100,000        none             none            none        none
and Director
                   2003      100,000        16,000        116,000        none             none            none        none

                   2002      100,000        none          100,000        none             none            none        none

                   2001      180,000        15,000        195,000        none             none            none        none

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

OPTION GRANTS IN 2005

         The Board of Directors granted no options in 2005.

AGGREGATED OPTION/ EXERCISES AND FISCAL YEAR-END OPTIONS/EXERCISES

                                      OPTIONS                                          EXERCISE
                               --------------------                               ---------------------
                                                                                              Shares
                               Shares        Option               Start           Expiry      Exercised
Grant Month        Year        Optioned      Price                Date            Date        9/30/05
-----------        ----        --------      ------               -----           ------      ---------
June               1999         160,000        $ 0.20              June/01         June/06     none

September          2001          40,000        $ 1.75              Sept/02         Sept/06     none

September          2002          25,000        $ 0.69              Sept/03         Sept/07     none

                                                               Stock Options
                                                                Outstanding
                                                               -------------
Outstanding at beginning of year                                  225,000

Granted during year                                               -------

Exercised                                                         -------

Canceled                                                          -------

Outstanding at end of year (9/30/05)                              225,000


Exercisable at end of year (9/30/05)                              225,000

LONG TERM INCENTIVE PLAN (ALTIP) AWARDS TABLE
---------------------------------------------

         None

COMPENSATION OF DIRECTORS
-------------------------

         None

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE OF CONTROL ARRANGEMENTS
------------------------------------------------------

         (a) Employment Agreements

         Mr. Green currently has a one year employment agreement that provides for an annual salary of $200,000 (Canadian) per year. He also is entitled to earn a sales commission at the rate of $5,000 for each $1,000,000 of sales achieved by us in the fiscal year up to the first $10,000,000 of sales. If sales exceed $10,000,000, he will receive a bonus of $20,000. For sales above $10,000,000, his bonus will be $12,000 for each $1,000,000 of sales. Mr. Green also will be entitled to receive a bonus of 4% of our pre-tax profit. The employment agreement also provides a covenant by Mr. Green that he will not compete with or solicit any business of MIAD for a three year period from employment termination. This employment agreement has been extended for additional one year terms and expires in October 2006. Mr. Green did not receive the full amount to which he was entitled, as per his compensation agreement, in the fiscal year ended September 30, 2005 (nor in any previous fiscal year). In addition, Mr. Green has personally guaranteed all debts owing to Ingram Micro Canada, Inc. and Synnex Canada MIAD's major suppliers.

         (b) TERMINATION OF EMPLOYMENT AGREEMENTS

         None

         (c) CHANGE OF CONTROL ARRANGEMENTS

         None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             -----------------------------------------------

         The following information relates to those persons who are the beneficial owners of five percent or more of our outstanding voting common stock:

Title of                Name and Address of                 Amount and Nature of
Class                   Beneficial Owner                    Beneficial Owner (1)         Percentage of Class (2)
--------                -------------------                 --------------------         -----------------------
Common                  Michael Green                       1,960,000                    52.8%
                        178 Ridley Blvd.
                        Toronto, Ontario, Canada

Common                  Adrienne Green                      490,000                      13.2%
                        5096 Bloomington Road
                        Stouffville, Ontario, Canada

----------
(1)  These shares are directly owned by each individual.
(2) Percentage is based upon 3,711,400 shares of common stock outstanding on September 30, 2005.

         (b) SECURITY OWNERSHIP OF MANAGEMENT
             --------------------------------

         The following table has been completed for each of the shares of common stock beneficially owned by our directors, nominees, and executive officers and all officers and directors as a group:

Title of                Name and Address of         Amount and Nature of
Class                   Beneficial Owner            Beneficial Owner (1)         Percentage of Class (2)
--------                -------------------         --------------------         -----------------------
Common                  Michael Green               1,960,000                    52.8%
                        178 Ridley Blvd.
                        Toronto, Ontario

All officers and                                    1,960,000                    52.8%
directors as a group (1
person)

----------
(1)  These shares are directly owned by the individual.
(2) Percentage is based upon 3,711,400 shares of common stock outstanding on September 30, 2005.

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

         In July 2000, we entered into security agreements with each of our two major suppliers. Our President, Michael Green, has personally guaranteed all of the debts owing to Ingram Micro Canada, Inc. and Synnex Canada.. The amount of the debt guaranteed by Mr. Green to Ingram Micro at September, 2005 was $213,985 (Canadian) and to Synnex Canada was $1,180,233(Canadian).

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

         (b)      REPORTS ON FORM 10-K
                  --------------------

                  None

PART F/S.   FINANCIAL STATEMENTS OF MIAD SYSTEMS, LTD.

            Report of Independent Registered Public Accounting Firm Audited Balance Sheet as of September 30, 2005 and 2004 Audited Statements of Operations for the year ended
              September 30, 2005 and 2004
            Audited Statement of Shareholders' Equity for the year ended
              September 30, 2005 and 2004
            Audited Statements of Cash Flows for the year ended
              September 30, 2005 and 2004
            Notes to Audited Financial Statements

                            INDEX TO EXHIBITS

         3.0      Articles of Incorporation of MIAD Systems Ltd.*
         3.1      Articles of Amendment of Articles of Incorporation*
         3.2      Bylaws*
         4.0      Warrant Certificate*
         10.0     Office Lease dated November 14, 1996*
         10.1     Lease Renewal Agreement dated November 1, 2005
         10.2     Employment Agreement for Michael Green dated October 1, 1999*
         10.3     Renewal Employment Agreement for Michael Green dated
                  October 3, 2005
         10.4     Stock Option Plan*
         10.5     Security Agreement with Merisel Canada, Inc.*
         10.6     Security Agreement with Ingram Micro Canada, Inc.*
         31.1     Certification by Chief Executive and Chief Financial Officer
         31.2 Certification Pursuant to 18 U.S.C. Section 1350, Section 906 Sarbanes-Oxley Act 2002
----------
*     Filed as an exhibit to Form 10-SB filed with the SEC on July 10, 2001

                                 SIGNATURE PAGE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MIAD  SYSTEMS, LTD.


Date:   December 28, 2005               By: /s/ Michael A.S. Green
                                            ----------------------
                                            Michael A. S. Green, President
                                            and Principal Financial Officer

         In accordance with the exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael A.S. Green                               December 28, 2005
----------------------                               -----------------
President and Director

                                MIAD SYSTEMS LTD.

                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                       AND

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                MIAD SYSTEMS LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm                   F-2
Comments by Auditors for U.S. Readers on Canada - U.S.
  Reporting Differences                                                   F-3
Balance Sheet                                                             F-4
Statement of Income                                                       F-5
Statement of Shareholders' Equity                                         F-6
Statement of Cash Flows                                                   F-7
Notes to the Financial Statements                                       F-8-F-15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MIAD SYSTEMS LTD.

We have audited the balance sheet of MIAD Systems Ltd. as at September 30, 2005 and 2004, and the statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of MIAD Systems Ltd. as of September 30, 2005 and 2004 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

                                                           Sloan Partners LLP
Thornhill, Ontario                                         Chartered Accountants
December 14, 2005

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

                                                           Sloan Partners LLP
Thornhill, Ontario                                         Chartered Accountants
December 14, 2005

                                MIAD SYSTEMS LTD.

                                  BALANCE SHEET
                           SEPTEMBER 30, 2005 AND 2004
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                      ASSETS                       2005             2004
                                                               -----------      -----------
CURRENT ASSETS
    Cash and cash equivalents                                  $    31,631      $    71,361
    Accounts receivable (Notes 4 and 5)                          1,089,594          770,438
    Inventory (Note 6)                                             170,141           39,100
    Prepaid expenses                                                27,351           15,000
    Loan receivable - related party (Note 7)                        55,495               --
                                                               -----------      -----------

                                                                 1,374,212          895,899

CAPITAL ASSETS (Note 8)                                            162,957          200,655
                                                               -----------      -----------

                                                               $ 1,537,169      $ 1,096,554
                                                               ===========      ===========

                                   LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities (Note 9)          $ 1,695,319      $ 1,233,196
    Loan payable - related party (Note 7)                               --           50,000
                                                               -----------      -----------

                                                                 1,695,319        1,283,196
                                                               -----------      -----------

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 11)

  First Preference shares without par value, authorized -
    unlimited; issued and outstanding - Nil
  Common shares without par value, authorized - unlimited;
    issued and outstanding 3,711,400 at
    September 30, 2005 and 2004                                    590,299          590,299

DEFICIT                                                           (748,449)        (776,941)
                                                               -----------      -----------

                                                                  (158,150)        (186,642)
                                                               -----------      -----------

                                                               $ 1,537,169      $ 1,096,554
                                                               ===========      ===========

On Behalf of the Board:

/s/ Michael Green
-----------------
    Director

  The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                               STATEMENT OF INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                      2005             2004
                                                   -----------     -----------
SALES
    Hardware and software                          $ 8,297,008     $ 6,862,606
    Website design and service                          24,075         122,384
                                                   -----------     -----------

                                                     8,321,083       6,984,990
                                                   -----------     -----------
COST OF SALES
    Hardware and software                            6,912,348       5,939,676
    Website design and service                           4,761          81,770
                                                   -----------     -----------

                                                     6,917,109       6,021,446
                                                   -----------     -----------

GROSS MARGIN                                         1,403,974         963,544
                                                   -----------     -----------
OPERATING EXPENSES
    Wages and benefits                                 833,592         791,836
    Salesmen's auto, travel and promotion              143,288         123,034
    Rent                                                83,341          85,609
    Professional fees                                   61,025          26,882
    Office and general                                  28,511          37,642
    Interest                                            24,442          25,770
    Telephone                                           20,322          32,502
    Bank charges                                        20,007          24,489
    Advertising                                         11,970           6,769
    Insurance                                           11,503           4,989
    Utilities                                           10,636          10,934
    Other expenses (Note 10)                            85,000              --
    Depreciation                                        41,845          44,764
                                                   -----------     -----------

                                                     1,375,482       1,215,220
                                                   -----------     -----------

NET INCOME (LOSS) FOR THE YEAR                     $    28,492     $  (251,676)
                                                   ===========     ===========

NET EARNINGS (LOSS) PER COMMON SHARE (Note 16)
    Basic and fully diluted                        $      0.01     $     (0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic and fully diluted                          3,711,400       3,711,400

  The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                  Common Shares
                                             -----------------------
                                               Shares        Amount       Deficit         Total
                                             ---------     ---------     ---------      ---------
Balances September 30, 2002                  3,711,400     $ 590,299     $(554,511)     $  35,788
    Net income (loss) for the year ended
    September 30, 2003                              --            --        29,246         29,246
                                             ---------     ---------     ---------      ---------

Balances September 30, 2003                  3,711,400       590,299      (525,265)        65,034
    Net income (loss) for the year ended
    September 30, 2004                              --            --      (251,676)      (251,676)
                                             ---------     ---------     ---------      ---------

Balances September 30, 2004                  3,711,400       590,299      (776,941)      (186,642)
    Net income (loss) for the year ended
    September 30, 2005                              --            --        28,492         28,492
                                             ---------     ---------     ---------      ---------

Balances September 30, 2005                  3,711,400     $ 590,299     $(748,449)     $(158,150)
                                             =========     =========     =========      =========

   The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                           2005           2004
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) for the year                      $  28,492      $(251,676)
    Adjustments to reconcile net income to net cash
     used in operating activities
        Depreciation                                       41,845         44,764
        Cash effect of changes in:
           Accounts receivable                           (319,156)       810,103
           Inventory                                     (131,041)        57,837
           Prepaid expenses                               (12,351)        15,029
           Accounts payable and accrued charges           462,123       (863,412)
                                                        ---------      ---------

                                                           69,912       (187,355)
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Loan from (to) related parties                       (105,495)       190,000
                                                        ---------      ---------

                                                         (105,495)       190,000
                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of capital assets                            (4,147)       (24,524)
                                                        ---------      ---------

DECREASE IN CASH                                          (39,730)       (21,879)

CASH, BEGINNING OF YEAR                                    71,361         93,240
                                                        ---------      ---------

CASH, END OF YEAR                                       $  31,631      $  71,361
                                                        =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:

    Interest paid in cash during the period             $  24,442      $  25,770

   The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

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

2.  GOING CONCERN
--------------------------------------------------------------------------------

    These financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. During the year ended September 30, 2005, the Company had a working capital deficiency of $321,107 (2004 - $387,297). The Company's ability to continue as a going concern is dependant on the achievement of profitable operations and the continued support of its creditors. In the ensuing year, the Company intends to increase its sales efforts and reduce operating expenses. There can be no assurance that the Company will be successful in increasing revenues, decreasing expenses or raising additional investment capital to generate sufficient cash flows to continue as a going concern.

3.  SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

    Basis of Accounting

         These financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"), which do not materially differ from accounting principles generally accepted in the United States ("US GAAP") except as described in Note 18.

    Capital Assets and Depreciation

         Capital assets are recorded at cost less accumulated depreciation. Depreciation is provided at rates intended to write off the assets over their estimated productive lives as follows:

                           Office equipment      - 10-20% diminishing balance
                           Computer equipment    - 20% diminishing balance
                           Computer software     - straight-line over 60 months

    Cash and Cash Equivalents

         Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company periodically maintains cash balances in financial institutions in excess of C.D.I.C. insured limits.

    Fair Value of Financial Instruments

         Cash and cash equivalents, accounts receivables, and accounts payable and accrued charges are reflected in the financial statements at fair value due to the short term maturity of those instruments.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

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

         Revenue from the sales of software is recognized at the date of shipment to customers. The Company ships software products FOB its warehouse and uses common carriers to deliver the goods.

         Revenue from network installations, warranty and repair service and e-business consulting are recognized upon the completion of the service.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

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

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
--------------------------------------------------------------------------------

    The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in the Company's receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. At September 30, 2005, the allowance for doubtful accounts receivable was $2,850 (2004 - $10,000).

5.  CONCENTRATIONS OF CREDIT RISK
--------------------------------------------------------------------------------

    The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. During the fiscal year ended September 30, 2005, three customers accounted for 39% of the Company's receivables and no single customers accounted for greater than 10% of the Company's sales. During the fiscal year ended September 30, 2004, three customers accounted for 37% of the Company's receivables and no single customer accounted for 10% of the Company's sales . The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

6.  INVENTORY
--------------------------------------------------------------------------------

    As at September 30, 2005 and 2004, inventory by major classification was as follows:

                          2005          2004
                        --------     --------
    Finished goods      $105,415     $ 10,500
    Component parts       64,726       28,600
                        --------     --------
                        $170,141     $ 39,100
                        ========     ========

7.  LOAN RECEIVABLE (PAYABLE) - RELATED PARTY
--------------------------------------------------------------------------------

    As at September 30, 2005, the loan receivable is due from Michael Green (President, CEO and a director), is non-interest bearing, unsecured and has no fixed terms of repayment. Subsequent to the year-end, this loan was repaid.

    As at September 30, 2004, the loan payable was due to a relative of Michael Green, non-interest bearing, unsecured and had no fixed terms of repayment.

8.  CAPITAL ASSETS
--------------------------------------------------------------------------------

                                      Accumulated       NET          Net
                             Cost     Depreciation     2005         2004
                           --------   ------------   --------     --------
    Office equipment       $193,074     $101,767     $ 91,307     $105,752
    Computer equipment      101,861       59,611       42,250       48,703
    Computer software        84,000       54,600       29,400       46,200
                           --------     --------     --------     --------
                           $378,935     $215,978     $162,957     $200,655
                           ========     ========     ========     ========

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
--------------------------------------------------------------------------------

    In 2000, the Company signed General Security Agreements with two of its suppliers, Synnex Canada Inc. and Ingram Micro Canada, Inc., granting security over all of the assets of the Company ranking after any banking security. At September 30, 2005, the two suppliers are owed $1,180,233 and $213,988 respectively (2004 - $907,614 and $129,116). The Company purchases the majority of its products from these two suppliers and pays interest of 14% and 18% per annum, respectively, on the outstanding balances. The President of the Company has personally guaranteed all debts owing to these suppliers.

10. RETURN OF MONIES RESULTING FROM CHAPTER 11 CLAIM
--------------------------------------------------------------------------------

    The Company agreed to repay approximately $85,000 to a former customer, 360networks, as a result of their chapter 11 case. As at September 30, 2005, the Company had paid $50,000 to the United States Bankruptcy Court.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

11. CAPITAL STOCK
--------------------------------------------------------------------------------

    The Company is authorized to issue an unlimited number of shares of common stock without par value (which is the common form of incorporation in Canada), of which 3,711,400 shares are issued and outstanding as of September 30, 2005 and 2004. The holders of common stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of shareholders is taken. The holders of the common stock do not have any preemptive rights to subscribe for or purchase any shares of any class of stock.

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

12. STOCK BASED COMPENSATION
--------------------------------------------------------------------------------

    The Company stock option plan authorizes the granting of stock options to employees. Under the plan, the exercise price of the option equals the market price of the Company's stock on the grant date.

    The following table summarizes information about the stock options outstanding as at September 30, 2005 and 2004:
    ----------------------------------------------------------------------------
                          Number of options outstanding and
         Exercise price            exercisable at
              (USD)          September 30, 2005 and 2004           Expiry Date
    ----------------------------------------------------------------------------
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
    ----------------------------------------------------------------------------

    No options were granted, exercised or cancelled in 2005 or 2004.

13. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

    Transactions with related parties were incurred in the normal course of business and, unless noted otherwise, were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

    A director is employed by the Company under a service contract and was paid $150,000 (2004 - $100,00).

14. CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

    In 2003, a former employee commenced a lawsuit for wrongful dismissal and breach of contract. The Company filed a statement of defence and a counter-suit. The final outcome of this matter is uncertain but management believes that any effect would not be material to the Company's financial position as the plaintiff passed away during the year. Accordingly, no provision has been recorded in the accounts of the Company.

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

15. LEASE OBLIGATIONS
--------------------------------------------------------------------------------

    The Company is committed under operating leases for business premises for approximately $319,200. The lease will expire November 30, 2010.

    Approximate annual minimum payments are as follows for fiscal years ending:

                      2006                   $ 59,850
                      2007                     59,850
                      2008                     61,928
                      2009                     62,344
                      2010                     64,422
                      2011                     10,806
                                             --------
                                             $319,200
                                             ========

16. EARNINGS (LOSS) PER SHARE
--------------------------------------------------------------------------------

    Net earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period, which was 3,711,400 (2004 - 3,711,400). The inclusion of the Company's stock options in the computation of diluted earnings (loss) per share would have an anti-dilutive effect on earnings (loss) per share. Consequently, there is no difference between basic and diluted earnings (loss) per share.

17. INCOME TAXES
--------------------------------------------------------------------------------

    The effective tax rate of nil (2004 - nil) for income taxes varies from the statutory income tax rate of 36% (2004 - 36%) due to the fact that losses carried forward were applied against current taxable income for resulting taxes payable of nil (2004 - losses were incurred, no tax payable).

    The Company has losses for income tax purposes of $686,000 which are available to reduce taxable income in future periods. The potential future benefit of these amounts has not been recorded as it cannot be considered more likely than not that they will be utilized to reduce future taxable income. The benefit will be recorded when realized.

    Losses for tax purposes expire as follows:

                      2006                   $ 33,000
                      2007                    123,000
                      2008                    174,000
                      2014                    356,000
                                             --------
                                             $686,000
                                             ========

    Deferred tax assets (liabilities) at September 30, 2005 are as follows:

         Available Non-capital losses        $ 247,000
         Excess tax depreciation                11,000
         Less: Valuation allowance            (258,000)
                                             ---------
         Net deferred tax assets             $      --
                                             =========

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

18. SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GAAP
--------------------------------------------------------------------------------

    The Company's financial statements were prepared using Canadian GAAP, which differs in some respects from US GAAP. There are no material differences between Canadian GAAP and US GAAP in the balance sheets of the Company as at September 30, 2005 and 2004, and the statements of income, shareholders' equity and cash flows for the years then ended. The following additional disclosures are made for US GAAP disclosure requirements.

    (I)   STOCK BASED COMPENSATION

    As more fully described in note 2, the Company has prospectively adopted the new Canadian GAAP recommendations, which require that a fair value method of accounting be applied to all stock-based compensation awards to both employees and non-employees granted on or after October 1, 2003. The Canadian GAAP recommendations are substantially harmonized with US GAAP rules. Therefore, there is no GAAP difference for stock-based compensation and awards in fiscal 2005 or 2004.

    (II)  FREIGHT COSTS

    Freight costs incurred for delivering goods to customers are included in cost of goods sold and amounted to $53,500 and $50,600 in 2005 and 2004, respectively. The Company generated $23,000 and $25,800 of freight revenues recharged to customers in 2005 and 2004, respectively, and these amounts are included in sales.

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

                                MIAD SYSTEMS LTD.

                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

18. SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GAAP (CONTINUED)
--------------------------------------------------------------------------------

    (V)   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

    In December 2004, the FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Effective November 1, 2003, the Company adopted the fair value accounting method provided for under the Statement. Statement 123(R) will have no impact on the financial statements of the Company.

    In December 2004, the FASB issued Statement No. 153, "Exchanges of Non-monetary Assets" ("Statement 153"), an amendment of APB Opinion No. 29, "Accounting for Non-monetary Transactions". Statement 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Statement 153 eliminates the narrow exception for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of Statement 153 should be applied prospectively. The Company does not anticipate that the application of Statement 153 will have an impact on the financial statements of the Company.

    In May 2005, the FASB issued Statement No.154, "Accounting Changes and Error Corrections ("Statement 154"), a replacement of the Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. Statement 154 requires the retrospective application to prior periods' financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Unless adopted early, Statement 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not anticipate that the application of Statement 154 will have an impact on the financial statements of the Company.