Form 10QSB
period 2005-12-31
MIAD SYSTEMS LTD
filed 2006-02-14
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                           --------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                For the quarterly period ended December 31, 2005
                ------------------------------------------------

[ ] Transition Report under the Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the Transition Period from ____________ to ____________

                          Commission File No. 03-30801

                                MIAD SYSTEMS LTD.
                                -----------------
             (Exact name of registrant as specified in its charter)

               CANADA                                            N/A
    --------------------------------                      -------------------
    (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                     Identification No.)

       43 Riviera Drive, Unit 6
        Markham, Ontario, Canada                               L3R 5J6
       -------------------------                              ----------
(Address of principal executive offices)                      (Zip Code)

                  Registrant's telephone number: (905) 479-0214
                  ---------------------------------------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [X]      No [ ]

As of December 31, 2005 there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MIAD SYSTEMS LTD.

                              INTERIM BALANCE SHEET
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                                  DECEMBER 31         SEPTEMBER 30
                                                                      2005               2005
                                                                  -----------         ------------
                                       ASSETS                     (UNAUDITED)           (AUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                     $     9,620         $    31,631
    Accounts receivable (Note 3)                                      985,320           1,089,594
    Inventory                                                         241,389             170,141
    Prepaid expenses                                                   29,871              27,351
    Loan receivable - related party                                        --              55,495
                                                                  -----------         -----------

                                                                    1,266,200           1,374,212

EQUIPMENT                                                             156,776             162,957
                                                                  -----------         -----------

                                                                  $ 1,422,976         $ 1,537,169
                                                                  ===========         ===========

                                   LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                      $ 1,494,281         $ 1,695,319
    Loan payable - related party (note 4)                             117,223                  --
                                                                  -----------         -----------

                                                                    1,611,504           1,695,319
                                                                  -----------         -----------

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK

  First Preference shares without par value,
    authorized - unlimited; issued and outstanding - Nil
  Common shares without par value, authorized - unlimited;
    issued and outstanding 3,711,400 at December 31, 2005
    and September 30, 2005                                            590,299             590,299

DEFICIT                                                              (778,827)           (748,449)
                                                                  -----------         -----------

                                                                     (188,528)           (158,150)
                                                                  -----------         -----------

                                                                  $ 1,422,976         $ 1,537,169
                                                                  ===========         ===========

The accompanying notes form an integral part of these financial statements.

On Behalf of the Board:

        "Michael Green"
--------------------------------Director

                                MIAD SYSTEMS LTD.

                INTERIM STATEMENT OF INCOME AND RETAINED EARNINGS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                          THREE MONTHS ENDED
                                                            DECEMBER 31
                                                   -------------------------------
                                                       2005               2004
                                                   -----------         -----------
                                                   (UNAUDITED)         (UNAUDITED)
SALES
    Hardware and software                          $ 1,631,180         $ 1,242,073
    Website design and service                              --               1,688
                                                   -----------         -----------

                                                     1,631,180           1,243,761
                                                   -----------         -----------

COST OF SALES
    Hardware and software                            1,353,049           1,015,839
    Website design and service                              --               1,246
                                                   -----------         -----------

                                                     1,353,049           1,017,085
                                                   -----------         -----------

GROSS MARGIN                                           278,131             226,676
                                                   -----------         -----------

OPERATING EXPENSES
    Wages and benefits                                 191,732             182,659
    Salesmen's auto, travel and promotion               42,777              28,775
    Rent                                                21,646              21,247
    Office and general                                  11,151               6,359
    Professional fees                                    9,426              16,118
    Interest                                             9,012                  --
    Bad debts                                            5,572                  --
    Telephone                                            5,039               5,289
    Utilities                                            2,335               1,364
    Advertising                                            280               3,278
    Amortization                                         9,539              10,395
                                                   -----------         -----------

                                                       308,509             275,484
                                                   -----------         -----------

NET LOSS FOR THE PERIOD                                (30,378)            (48,808)

DEFICIT, BEGINNING OF THE PERIOD                      (748,449)           (776,941)
                                                   -----------         -----------

DEFICIT, END OF THE PERIOD                         $  (778,827)        $  (825,749)
                                                   ===========         ===========

NET LOSS PER COMMON SHARE
    Basic and fully diluted                        $    (0.008)        $    (0.013)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic and fully diluted                          3,711,400           3,711,400

The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                         INTERIM STATEMENT OF CASH FLOWS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                               THREE MONTHS ENDED
                                                                    DECEMBER 31
                                                          -----------------------------
                                                              2005              2004
                                                          -----------       -----------
                                                          (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                $ (30,378)        $ (48,808)
    Adjustments to reconcile net income to net cash
     used in operating activities
        Amortization                                           9,539            10,395
        Cash effect of changes in:
           Accounts receivable                               104,274           151,531
           Inventory                                         (71,248)              366
           Prepaid expenses                                   (2,520)             (100)
           Accounts payable and accrued liabilities         (201,038)         (176,103)
                                                           ---------         ---------

                                                            (191,371)          (62,719)
                                                           ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Loans from (to) related parties                          172,718            (2,842)
                                                           ---------         ---------

                                                             172,718            (2,842)
                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment                                    (3,358)           (1,252)
                                                           ---------         ---------

DECREASE IN CASH AND CASH EQUIVALENTS                        (22,011)          (66,813)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  31,631            71,361
                                                           ---------         ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                     $   9,620         $   4,548
                                                           =========         =========

The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2005
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

1.  BASIS OF PRESENTATION

    The accompanying interim financial statements of MIAD Systems Ltd. (the "Company") are unaudited and have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP") for interim financial statements. Accordingly, they do not include certain disclosures normally included in annual financial statements prepared in accordance with such principles. These interim financial statements were prepared using the same accounting policies as outlined in note 3 to the annual financial statements for the year ended September 30, 2005, and should be read in conjunction with the audited financial statements for the year ended September 30, 2005.

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

2.  GOING CONCERN

    These financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. During the three month period ended December 31, 2005, the Company incurred a net loss of $30,378 and has a working capital deficiency of $345,304 (year ended September 30, 2005: net income of $28,492 and working capital deficiency of $321,107). The Company's ability to continue as a going concern is dependant on the achievement of profitable operations and the continued support of its creditors. In the ensuing year, the Company intends to increase its sales efforts and reduce operating expenses. There can be no assurance that the Company will be successful in increasing revenues, decreasing expenses or raising additional investment capital to generate sufficient cash flows to continue as a going concern.

3.  CONCENTRATIONS OF CREDIT RISK

    The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. At December 31, 2005, two customers accounted for 30% of the Company's receivables (September 30, 2005 - three customers accounted for 39% of the Company's receivables) and no single customers accounted for greater than 10% of the Company's sales during the three month period ended December 31, 2005 or 2004. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

                                MIAD SYSTEMS LTD.

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2005
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

4.  LOAN PAYABLE - RELATED PARTY

    The loan payable is due to Michael Green (President, CEO and a director), is non-interest bearing, unsecured and has no fixed terms of repayment.

5.  STOCK BASED COMPENSATION

    The Company stock option plan authorizes the granting of stock options to employees. Under the plan, the exercise price of the option equals the market price of the Company's stock on the grant date.

    The following table summarizes information about the stock options outstanding as at December 31, 2005 and September 30, 2005:

                       Number of options outstanding &
                              exercisable at
                           December 31, 2005 and
    Exercise Price             September 30,                  Expiry Date
    --------------     -------------------------------       ---------------
         (USD)                     2005
         $0.20                    160,000                      June 2006
         $1.75                    40,000                     September 2006
         $0.69                    25,000                     September 2007
         $0.53                    225,000

    No options were granted, exercised or cancelled in the three month period ended December 31, 2005 or during fiscal 2005.

6.  CONTINGENT LIABILITIES

    In 2003, a former employee commenced a lawsuit for wrongful dismissal and breach of contract. The Company filed a statement of defence and a counter-suit. The final outcome of this matter is uncertain but management believes that any effect would not be material to the Company's financial position as the plaintiff passed away during fiscal 2005. Accordingly, no provision has been recorded in the accounts of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended December 31, 2005.

         The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's 10-KSB filing.

         All amounts are stated in Canadian dollars.

RESULTS OF OPERATIONS

         For the three months ended December 31, 2005 compared to the three month period ended December 31, 2004.

     Revenues

         For the three-month period ended December 31, 2005 our revenues increased by 31.1% from $1,243,761 in the same period in 2004 to $1,631,180.

         As previously commented, industry experts reported that the worldwide PC market (the Company's marketplace) experienced growth that was better than they had expected during the second half of calendar 2005. Demand for mobile PC's accelerated sales during this period . Aggressive price cutting was a significant factor in driving demand for PC's. It was another quarter of intense price competition for the vendors. The experts forecast that the operating environment will get yet more difficult in the remainder of the Company's current fiscal year as PC replacement opportunities decline.

         MIAD's revenue increase for the current fiscal quarter, although significant, is still a disappointing result of the company's marketing plan that was targeted to combat the lacklustre economy and of our strong focus on finding and closing new account business. The Company's revenue is still at levels below those achieved prior to the recession.

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

         MIAD's results, for the past two fiscal quarters, are representative of the industry's ongoing economic difficulties. The significant pricing pressure caused by an increasing number of vendors chasing a declining number of purchase opportunities is being attributed as the cause for the resumption of demand for computer systems. Current industry forecasts do not contemplate a continuation of the demand resumption for new nor replacement PC systems. As such, there can be no assurances for the computer industry generally, nor for MIAD more specifically, that these purchase decisions will be resumed in the future; nor that MIAD will have the resources to effectively continue its operations should this business volume decline or should margin pressures persist.

    Cost of Sales and Gross Profit

         Our gross profit on product sales increased by 22.7% to $278,131 in the three months ended December 31, 2005 from $226,676 in the comparable period in the previous fiscal year. The gross profit margin on product sales decreased to 17.0% in the quarter ended December 31, 2005 as compared to 18.2% in the same three-month period ended December 31, 2004.

         The economic downturn contributed to competitive pressures on pricing and margins for the industry, generally. As previously stated, the volume increases in the current period were driven by continued aggressive pricing competition. MIAD has a lower profit margin on major vendor products which it resells, particularly laptop computers. Management expects that revenues from service activities such as repair and maintenance design will, to a limited extent, offset some of the lost revenues from product sales. Further, since margins from service activities are currently higher than those from product sales, it is anticipated that current gross margins as a percentage of total sales can be maintained or improved, although this cannot be assured on a going-forward basis.

    Operating Expenses

         Operating expenses, in total, increased in total dollars to $308,509 (18.9% of revenue) for the three-month period ended December 31, 2005 from $275,484 (22.1% of revenue) in the comparable quarter ended December 31, 2004. This total dollar increase in operating expenses is primarily attributable to the payroll costs , particularly sales and sales support costs incurred in generating an increase of over $300,000 in revenue in the current period. Professional fee expenses were reduced in the quarter ending December 31, 2005 to $9,426 compared to$16,118 in the same quarter in the previous year due to the larger expenses incurred last year in the required changeover of audit firms. Office and general expenses increased from $6,359 in the three-month period ended December 31, 2004 to $11,151 in the current fiscal year primarily due to the requirements of supporting a 30% higher sales volume. Interest expense and bank charges increased from nil in the three-month period ended December 31, 2004 to $9,012 in the quarter ended December 31, 2005. The increase in interest expense and bank charges in the current fiscal year is due to the increase in overdue balances payable to the two main suppliers. The timing delay in MIAD collecting from its clients and conversely in remitting its outstanding balances to its major suppliers resulted in the interest charges. For the fiscal period ended December 31, 2005 depreciation expense was $9,539 essentially unchanged compared to $10,395 in the previous fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2005, we had cash on hand of $9,620 compared to $31,631 as of year-end, September 30, 2005. The net working capital deficiency as of December 31, 2005 was $345,304 compared to the net working capital deficiency as of year-end September 30, 2005 of $321,107 reflecting a decrease in net working capital of $24,197. This decrease is primarily due to our $30,378 operating loss for the first quarter of operation in the current fiscal year. During the three months ended December 31, 2005, we used $191,371 for operating activities compared to using $62,719 for the same period in the previous fiscal year. Cash generated from financing activities increased from ($2,842) in the comparable three-month period in the last fiscal year to $172,718 in the three-month period ended December 31, 2005. This increase is attributable to the loans from the director. MIAD added $1,252 of equipment in the three-month period ended December 31, 2004 compared to adding $3,358 of equipment in the same period during the current fiscal year.

         Two suppliers, Ingram Micro Canada, Inc. and Synnex Canada Inc., have security interests, which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to Ingram Micro Canada, Inc. at December 31, 2005 was $ 138,729; the total amount owed to Synnex Canada Inc. as of that date was $598,722. MIAD's president has personally guaranteed all the debts owing to these suppliers.

         MIAD does not require the addition of any material equipment and does not currently have any material commitments for capital expenditures or material purchase commitments for the fiscal year ending September 30, 2006. MIAD's liquidity is derived primarily from cash flow from sales, advances from director and external sources. Unless the Canadian economy for computer products generally and MIAD's products and services specifically improve shortly, MIAD's operations will continue to be a drain on financial resources; there is no assurance that the director has the capability nor the willingness to fund ongoing money-losing operations of the Company. MIAD's external sources of liquidity consist of a possible increase in the lines of credit with major distributors and possible bank financing. Increases in lines of credit with major distributors or bank financing, if sought, may not be available, or if available, the terms may not be satisfactory to MIAD.

FORWARD-LOOKING STATEMENTS

         The statements contained in this Quarterly Report on Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used. These forward-looking statements reflect the Registrant's views as of the date they are made with respect to future events and financial performance. Forward-looking statements are not guarantees of future performance. They involve many risks, uncertainties and assumptions which could cause the actual results of the Registrant to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks and uncertainties include, but are not limited to: obtaining sufficient financing to maintain the Registrant's planned operations, the Registrant's ability to sustain and increase revenue and the changing of market conditions. The Registrant does not have any intention or obligation to update these forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are included in this filing:

            Exhibit   Description
            -------   -----------
              31.1    Certification required under Section 302 of
                      Sarbanes-Oxley Act of 2002

              32.1    Certification of periodic financial reports

        (b) Reports on Form 8-K:

            None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                MIAD SYSTEMS, LTD.
                                                (Registrant)



Date: February 14, 2006                         By: /s/ Michael A. S. Green
                                                ---------------------------
                                                President

                                 EXHIBIT INDEX

            Exhibit   Description
            -------   -----------
              31.1    Certification required under Section 302 of
                      Sarbanes-Oxley Act of 2002

              32.1    Certification of periodic financial reports