Form 10KSB/A
period 2005-09-30
MIAD SYSTEMS LTD
filed 2006-03-28
CIK 1081568

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


ITEM 8A. CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of MIAD Systems Inc. is required to assess the effectiveness of the Company's internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company's internal control over financial reporting is effective.

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2005. In making this assessment, the Company used criteria in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

         Based on the Company's processes and assessment, as described above, management has concluded that, as of September 30, 2005, the Company's internal control over financial reporting was effective.

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

                            INDEX TO EXHIBITS


         3.0      Articles of Incorporation of MIAD Systems Ltd.*
         3.1      Articles of Amendment of Articles of Incorporation*
         3.2      Bylaws*
         4.0      Warrant Certificate*
         10.0     Office Lease dated November 14, 1996*
         10.1     Lease Renewal Agreement dated November 1, 2005**
         10.2     Employment Agreement for Michael Green dated October 1, 1999*
         10.3     Renewal Employment Agreement for Michael Green dated
                  October 3, 2005**
         10.4     Stock Option Plan*
         10.5     Security Agreement with Merisel Canada, Inc.*
         10.6     Security Agreement with Ingram Micro Canada, Inc.*
         31.1     Certification by Chief Executive and Chief Financial Officer
         31.2 Certification Pursuant to 18 U.S.C. Section 1350, Section 906 Sarbanes-Oxley Act 2002
----------
*     Filed as an exhibit to Form 10-SB filed with the SEC on July 10, 2001
**    Previously filed

                                 SIGNATURE PAGE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MIAD  SYSTEMS, LTD.


Date:   March 28, 2005                  By: /s/ Michael A.S. Green
                                            ----------------------
                                            Michael A. S. Green, President
                                            and Principal Financial Officer

         In accordance with the exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael A.S. Green                               March 28, 2005
----------------------                               --------------
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