Form 10KSB/A
period 2005-09-30
MIAD SYSTEMS LTD
filed 2006-05-19
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 2
                                       TO
                                  FORM 10-KSB

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


ITEM 8A. CONTROLS AND PROCEDURES.

         (a) Disclosure Controls and Procedures. Our management, with the participation of our President/Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, our President/Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

         (b) Internal Controls Over Financial Reporting. There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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