Form 10QSB
period 2006-03-31
MIAD SYSTEMS LTD
filed 2006-05-19
CIK 1081568

================================================================================

                 UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2006
    ---------------------------------------------

[ ] Transition Report under the Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period from ____________ to ____________


                          Commission File No. 03-30801

                                 ---------------

                                MIAD SYSTEMS LTD.
             (Exact name of registrant as specified in its charter)

                                 ---------------


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


                  Registrant's telephone number: (905) 479-0214
                  ----------------------------------------------


Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [X]      No [ ]

As of March 31, 2006 there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

================================================================================

                           PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                MIAD SYSTEMS LTD.

                              INTERIM BALANCE SHEET
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                                MARCH 31      SEPTEMBER 30
                                                                 2006           2005
                                                              (UNAUDITED)     (AUDITED)
                                                              -----------    -----------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                 $    89,307    $    31,631
    Accounts receivable (Note 3)                                  491,505      1,089,594
    Inventory                                                     274,500        170,141
    Prepaid expenses                                                5,865         27,351
    Loan receivable - related party                                    --         55,495
                                                              -----------    -----------
                                                                  861,177      1,374,212

EQUIPMENT, NET                                                    155,808        162,957
                                                              -----------    -----------
                                                              $ 1,016,985    $ 1,537,169
                                                              ===========    ===========

                                   LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                  $ 1,255,092    $ 1,695,319
    Loan payable - related party                                   82,295             --
                                                              -----------    -----------
                                                                1,337,387      1,695,319
                                                              -----------    -----------

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK

  First Preference shares without par value, authorized -
         unlimited; issued and outstanding - Nil
  Common shares without par value, authorized - unlimited;
         issued and outstanding 3,711,400 at March 31, 2006
         and September 30, 2005                                   590,299        590,299

DEFICIT                                                          (910,701)      (748,449)
                                                              -----------    -----------
                                                                 (320,402)      (158,150)
                                                              -----------    -----------
                                                              $ 1,016,985    $ 1,537,169
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

                                MIAD SYSTEMS LTD.

                INTERIM STATEMENT OF INCOME AND RETAINED EARNINGS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      MARCH 31                     MARCH 31
                                                2006           2005           2006           2005
                                            -----------    -----------    -----------    -----------
SALES                                       $ 1,296,470    $ 1,759,697    $ 2,927,650    $ 3,003,458

COST OF SALES                                 1,106,373      1,426,955      2,459,422      2,444,040
                                            -----------    -----------    -----------    -----------
GROSS MARGIN                                    190,097        332,742        468,228        559,418
                                            -----------    -----------    -----------    -----------

OPERATING EXPENSES
    Wages and benefits                          194,908        184,330        386,640        366,989
    Salesmen's auto, travel and promotion        41,919         30,961         84,696         59,736
    Rent                                         22,444         21,247         44,090         42,494
    Bad debts                                    14,696         20,000         20,268         20,000
    Interest                                      9,774         16,194         18,786         16,194
    Professional fees                             6,432          9,762         15,858         25,880
    Office and general                            6,680          5,546         17,831         11,905
    Utilities                                     4,543          4,971          6,878          6,335
    Telephone                                     4,802          4,939          9,841         10,228
    Advertising                                   2,280          1,902          2,560          5,180
    Insurance                                     3,067          1,640          3,067          1,640
    Bank charges                                    644             --            644             --
    Amortization                                  9,782         10,403         19,321         20,798
                                            -----------    -----------    -----------    -----------
                                                321,971        311,895        630,480        587,379
                                            -----------    -----------    -----------    -----------
NET INCOME (LOSS) FOR THE PERIOD               (131,874)        20,847       (162,252)       (27,961)

DEFICIT, BEGINNING OF THE PERIOD               (778,827)      (825,749)      (748,449)      (776,941)
                                            -----------    -----------    -----------    -----------
DEFICIT, END OF THE PERIOD                  $  (910,701)   $  (804,902)   $  (910,701)   $  (804,902)
                                            ===========    ===========    ===========    ===========


NET INCOME (LOSS) PER COMMON SHARE
    Basic and diluted                       $    (0.036)   $     0.006    $    (0.044)   $    (0.008)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
    Basic and diluted                         3,711,400      3,711,400      3,711,400      3,711,400



   The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                         INTERIM STATEMENT OF CASH FLOWS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        MARCH 31                  MARCH 31
                                                ------------------------------------------------
                                                   2006         2005         2006         2005
                                                ---------    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) for the period            $(131,874)   $  20,847    $(162,252)   $ (27,961)
    Adjustments to reconcile net income
    to net cash used in operating activities:
        Amortization                                9,782       10,403       19,321       20,798

    Cash effect of changes in:
        Accounts receivable                       493,815      (61,279)     598,089       90,252
        Inventory                                 (33,111)     (75,151)    (104,359)     (74,785)
        Prepaid expenses                           24,006       (7,420)      21,486       (7,520)
        Accounts payable and
          accrued liabilities                    (239,189)     221,841     (440,227)      45,738
                                                ---------    ---------    ---------    ---------
                                                  123,429      109,241      (67,942)      46,522
                                                ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Loan payable - related party                  (34,928)     (33,653)     137,790      (36,495)
                                                ---------    ---------    ---------    ---------
                                                  (34,928)     (33,653)     137,790      (36,495)
                                                ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment                         (8,814)        (494)     (12,172)      (1,746)
                                                ---------    ---------    ---------    ---------
INCREASE IN CASH
AND CASH EQUIVALENTS                               79,687       75,094       57,676        8,281
                                                ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                 9,620        4,548       31,631       71,361
                                                ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                   $  89,307    $  79,642    $  89,307    $  79,642
                                                =========    =========    =========    =========


SUPPLEMENTAL CASH FLOW INFORMATION

    Interest paid during the period             $   9,774    $  16,194    $  18,786    $  16,194


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

2.  GOING CONCERN
--------------------------------------------------------------------------------

    These interim financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. During the six month period ended March 31, 2006, the Company incurred a net loss of $162,252 and has a working capital deficiency of $476,210 (year ended September 30, 2005: net income of $28,492 and working capital deficiency $321,107). The Company's ability to continue as a going concern is dependant on the achievement of profitable operations and the continued support of its creditors. During 2006, the Company intends to increase its sales efforts and reduce operating expenses. There can be no assurance that the Company will be successful in increasing revenues, decreasing expenses or raising additional investment capital to generate sufficient cash flows to continue as a going concern.

3. CONCENTRATIONS OF CREDIT RISK
--------------------------------------------------------------------------------

    The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. At March 31, 2006, 2 customers accounted for 28% of the Company's receivables (September 30, 2005 - three customers accounted for 39% of the Company's receivables) and no single customer accounted for greater than 10% of the Company's sales during the six month period ended March 31, 2006 (March 31, 2005 - one customer accounted for greater than 10% of the Company's sales during the six month period then ended). The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

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

    The following table summarizes information about the stock options outstanding as at March 31, 2006 and September 30, 2005:


    ----------------------------------------------------------------------------
      Exercise price        Number of options outstanding &      Expiry Date
           (USD)                    exercisable at
                                  March 31, 2006 and
                                  September 30, 2005
    ----------------------------------------------------------------------------
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
    ----------------------------------------------------------------------------


    No options were granted, exercised or cancelled in the six month period ended March 31, 2006 or during fiscal 2005.

5. CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

    In 2003, a former employee, who has since died, commenced a lawsuit for wrongful dismissal and breach of contract. The Company has filed a statement of defence and a counter-suit. The final outcome of this matter is uncertain but management believes that any effect would not be material to the Company's financial position. Accordingly, no provision has been recorded in the accounts of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months and six months ended March 31, 2006.

         The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's 10-KSB filing.

         All amounts are stated in Canadian dollars.

RESULTS OF OPERATIONS

         For the three and six months ended March 31, 2006 compared to the three and six month periods ended March 31, 2005.

         Revenues

         For the three-month period ended March 31, 2006 our revenues decreased by 26.3 % from $1,759,697 in the same period in 2005 to $1,296,470; for the six-month period ended March 31, 2006 our revenues decreased by 2.5% from $3,003,458 in the same period in 2005 to $2,927,650.

         Very aggressive price cutting in the October to December period of 2005 was the major factor in the unanticipated worldwide acceleration of demand for personal computers ( the Company's marketplace). The Company's results mirrored the industry's results for this our first fiscal quarter of the year.

         However the industry experts had forecast that the operating environment for the industry would become yet more difficult in the remainder of the Company's current fiscal year as PC replacement opportunities were expected to decline.

         MIAD's results for the second quarter confirm the general decline in orders ( 26% for the Company from the previous year quarter) with a continuing pressure on pricing and margins as the number of new sales opportunities declined.

         The Company will continue its program to service its existing client base and seek to secure new clients. The Company is maintaining relationships and authorizations with the major manufacturers, investing in additional staff technical training and focusing on the growth of its service activities, particularly repair and maintenance.

         Current industry forecasts do not contemplate a vigorous resumption of demand for personal computer systems. As such, there can be no assurances that MIAD will have the resources to effectively continue its operations should this business volume continue at present levels or should margin pressures persist.

         Cost of Sales and Gross Profit

         Our gross profit on product sales decreased 42.9 % to $190,097 in the three months ended March 31,2006 from $332,742 in the comparable period in the previous fiscal year; our gross profit on product sales decreased 16.3% to $468,228 in the six months ended March 31, 2006 from $559,418 in the six month period ended March 31, 2005. The decrease in total dollars of gross profit on product sales is attributable to the significant decrease in sales in the three-month period ended March 31, 2006 compared to the same three-month period ended March 31, 2005 coupled with an intense competition on pricing for the whole six-month period ended March 31, 2006 compared to the same six-month period ended March 31, 2005. The gross profit margin on product sales decreased to 14.7% in the quarter ended March 31, 2006 as compared to 18.9 % in the same three-month period ended March 31,2005; the gross profit margin on product sales decreased to 16.0% in the six-month period ended March 31, 2006 as compared to 18.6% in the same six-month period ended March 31, 2005.

         The gross profit margin level difficulties continue to be attributable to the competitive pressures on pricing for products as vendors continue to solicit a reduced number of prospective buying opportunities. MIAD continues to focus on increasing revenues from service activities such as repair and maintenance where the margins are higher than those from product sales. However the total volume of product sales has declined and service revenues have not increased to a level sufficient to allow the gross margins as a percentage of total sales to be maintained. The increase in volume of service activities cannot be assured on a going-forward basis, thus the future margins and gross profit levels can not be assured on a going-forward basis.

         Cost of sales includes the cost of materials for MIAD's custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD's service revenue. MIAD does not separately quantify any of these costs.


         Operating Expenses

         Operating expenses, in total dollars, increased marginally to $321,971 (24.8 % of revenue) for the three-month period ended March 31, 2006 from $311,895 (17.7 % of revenue) in the comparable quarter ended March 31, 2005: for the six-month period ended March 31, 2006, total operating expenses increased to $630,480 (21.5% of revenue) from $587,379 (19.5% of revenue) in the comparable six-month period ended March 31, 2005. This total dollar increase in operating expenses is primarily attributable to the increase in payroll expenses and the increased expenses in sales auto and travel expenses.

         Our wages and benefits increased from $184,330 in the quarter ended March 31, 2005 to $194,908 in the quarter ended March 31, 2006; for the six-month period, wages and benefits increased from $366,989 in the period ended March 31, 2005 to $386,640 in the comparable period ending March 31, 2006. The increased wage and benefit expenses are primarily attributable to the sales staff additions during the period coupled with the general wage increases awarded employees. Sales auto and travel expense increased from $30,961 in the three-month period ended March 31, 2005 to $41,919 in the quarter ended March 31, 2006; sales auto and travel expense increased from $59,736 in the six-month period ended March 31, 2005 to $84,696 in the six-month period ended March 31, 2006. This increase in sales auto and travel expense was incurred as a result of the additional sales personnel combined with the increase in gasoline and related auto costs in the current fiscal year compared to last year. Professional fees decreased from $9,762 in the three-month period ended March 31, 2005 to $6,432 in the quarter ended March 31, 2006 ; professional fees decreased from $25,880 in the six-month period ended March 31, 2005 to $15,858 in the six-month period ended March 31, 2006. The higher professional fees, in total, in the previous fiscal year were due to the fees and expenses incurred in the audit and accounting changeovers. General office expenses increased from

$5,546 in the three-month period ended March 31, 2005 to $6,680 in the quarter ended March 31, 2006; general office expenses increased from $11,905 in the six-month period ended March 31, 2005 to $17,831 in the six-month period ended March 31, 2006. This increase, incurred mainly in the first fiscal quarter, was required to support the unanticipated short-term increase in sales volume for the Company during this period ; the second quarter increase is due to costs related to support the additions to sales staff. Interest expense and bank charges decreased from $16,194 in the three-month period ended March 31, 2005 to $10,418 in the quarter ended March 31, 2006; interest expense and bank charges increased from $16,194 in the six-month period ended March 31, 2005 to $19,430 in the six-month period ended March 31, 2006. The total year-to-date increase in interest expense and bank charges in the current fiscal year is due to the increase in balances payable to the two main suppliers. Bad debt expense decreased from $20,000 in the three-month period ended March 31, 2005 to $14,696 in the quarter ended March 31, 2006; bad debt expense remained unchanged from $20,000 in the six-month period ended March 31, 2005 to $20,268 in the six-month period ended March 31, 2006. Insurance expense increased from $1,640 in the three-month period ended March 31, 2005 to $3,067 in the quarter ended March 31, 2006; insurance expense increased from $1,640 in the six-month period ended March 31, 2005 to $3,067 in the six-month period ended March 31, 2006. Insurance costs have risen generally this year. Depreciation expense decreased marginally from $10,403 in the three-month period ended March 31, 2005 to $9,782 in the quarter ended March 31, 2006; depreciation expense decreased from $20,798 in the six-month period ended March 31, 2005 to $19,321 in the six-month period ended March 31, 2006. Depreciation expense in the current quarter and for the six-month period remained relatively constant since the change in assets was minor.


 LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2006, we had cash on hand of $89,307 compared to $31,631 as of year-end, September 30, 2005. The net working capital deficiency as of March 31, 2006 was $476,210 compared to the net working capital deficiency as of year-end September 30, 2005 of $321,107 reflecting a significant increase in net working capital deficiency of $155,103. This increase in working capital deficiency is mainly attributable to the loss from operations of $162,252 . During the six months ended March 31, 2006, we used $67,942 from operating activities compared to generating $46,522 for the same period in the previous fiscal year. Cash generated from financing activities increased from ($36,495) in the comparable six-month period in the last fiscal year to generating $137,790 in the six-month period ended March 31, 2006. The increase, in the current year, is attributable to the loans from related parties, whereas in the previous fiscal year related party loans were being repaid. MIAD added $12,172 of equipment in the six-month period ended March 31, 2006 compared to equipment additions of $1,746 in the previous fiscal year.

         Two suppliers, Ingram Micro Canada, Inc. and Synnex Canada Inc., have security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to Ingram Micro Canada, Inc. at March 31, 2006 was $185,393; the total amount owed to Synnex Canada Inc. as of that date was $428,158. MIAD's president has personally guaranteed all the debts owing to these suppliers.

         MIAD does not require the addition of any material equipment and does not currently have any material commitments for capital expenditures or material purchase commitments for the fiscal year ending September 30, 2006. MIAD's liquidity is derived primarily from cash flow from sales, advances from related parties and external sources. Unless the Canadian economy for computer products generally and MIAD's products and services specifically improve shortly, MIAD's operations will continue to be a drain on financial resources; there is no assurance that the related parties will have the capability nor the willingness to fund ongoing money-losing operations of the Company. MIAD's external sources of liquidity consist of a possible increase in the lines of credit with major distributors and possible bank financing. Increases in lines of credit with major distributors or bank financing, if sought, may not be available, or if available, the terms may not be satisfactory to MIAD.

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included in this filing:

 Exhibit
 -------
  31.1    Certification required under Section 302 of Sarbanes-Oxley Act of 2002

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





                                                   MIAD SYSTEMS, LTD.
                                                   ------------------
                                                   (Registrant)



Date: May 18, 2006                                 By:  /s/ Michael A. S. Green
                                                        -----------------------
                                                       President