Form 10KSB/A
period 2005-09-30
MIAD SYSTEMS LTD
filed 2006-05-26
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 3
                                       TO
                                  FORM 10-KSB

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

                                        MIAD  SYSTEMS, LTD.



Date:   May 26, 2006                    By: /s/ Michael A.S. Green
                                            ----------------------
                                            Michael A. S. Green, President
                                            and Principal Financial Officer


         In accordance with the exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael A.S. Green                               May 26, 2006
----------------------                               ------------
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