Form 10QSB/A
period 2005-12-31
MIAD SYSTEMS LTD
filed 2006-05-26
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                 AMENDMENT NO. 1

                                       TO

                                  FORM 10-QSB/A

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


ITEM 3: CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Our President/Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the quarterly period covered by this report. Based upon such evaluation, our President/Chief Financial Officer has concluded that our disclosure controls and procedures are effective.


(B) CHANGES IN INTERNAL CONTROLS.

         There have not been any changes in the Company's internal controls (as such is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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





                                            MIAD SYSTEMS, LTD.
                                            (Registrant)



Date: May 26, 2006                          By: /s/ Michael A. S. Green
                                                ---------------------------
                                                President

                                 EXHIBIT INDEX

            Exhibit   Description
            -------   -----------
              31.1    Certification required under Section 302 of
                      Sarbanes-Oxley Act of 2002

              32.1    Certification of periodic financial reports