Form 10QSB/A
period 2006-03-31
MIAD SYSTEMS LTD
filed 2006-05-26
CIK 1081568

================================================================================

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





                                                   MIAD SYSTEMS, LTD.
                                                   ------------------
                                                   (Registrant)



Date: May 26, 2006                                 By:  /s/ Michael A. S. Green
                                                        -----------------------
                                                       President

                                 EXHIBIT INDEX

            Exhibit   Description
            -------   -----------
              31.1    Certification required under Section 302 of
                      Sarbanes-Oxley Act of 2002

              32.1    Certification of periodic financial reports