Form 10QSB
period 2006-06-30
MIAD SYSTEMS LTD
filed 2006-08-14
CIK 1081568

UNITED STATES SECURITIES EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2006
    ---------------------------------------------

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

                            Yes   [X]      No [ ]

As of June 30, 2006 there were 3,711,400 shares of the Registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                                MIAD SYSTEMS LTD.

                              INTERIM BALANCE SHEET
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                                                                  JUNE 30           SEPTEMBER 30
                                                                                   2006                 2005
                                      ASSETS                                    (UNAUDITED)           (AUDITED)
----------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS

    Cash and cash equivalents                                                $            85      $        31,631
    Accounts receivable (Note 3)                                                   1,334,710            1,089,594
    Inventory                                                                        394,426              170,141
    Prepaid expenses                                                                   6,645               27,351
    Loan receivable - related party                                                     -                  55,495
                                                                             ---------------      ---------------
                                                                                   1,735,866            1,374,212

EQUIPMENT, NET                                                                       150,193              162,957
                                                                             ---------------      ---------------

                                                                             $     1,886,059      $     1,537,169
                                                                             ===============      ===============

                                   LIABILITIES

----------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES

    Accounts payable and accrued liabilities                                 $     1,733,611      $     1,695,319
    Deferred revenue                                                                 475,639                 -
    Loan payable - related party                                                      97,193                 -
                                                                             ---------------      ---------------
                                                                                   2,306,443            1,695,319
                                                                             ---------------      ---------------
                            SHAREHOLDERS' DEFICIENCY

----------------------------------------------------------------------------------------------------------------------

CAPITAL STOCK

  First Preference shares without par value, authorized - unlimited; issued and outstanding - Nil

  Common shares without par value, authorized - unlimited; issued and
           outstanding 3,711,400 at June 30, 2006 and September 30, 2005             590,299              590,299

DEFICIT                                                                          (1,010,683)            (748,449)
                                                                             ---------------      ---------------
                                                                                   (420,384)            (158,150)
                                                                             ---------------      ---------------
                                                                             $     1,886,059      $     1,537,169
                                                                             ===============      ===============


 On Behalf of the Board:

        "Michael Green"
        ----------------   Director

  The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                   INTERIM STATEMENT OF OPERATIONS AND DEFICIT
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           JUNE 30                            JUNE 30
                                                   2006              2005             2006              2005
----------------------------------------------------------------------------------------------------------------------
SALES                                        $      2,060,154  $     1,606,559  $      4,987,804  $     4,610,017
COST OF SALES                                       1,739,971        1,345,798         4,199,393        3,789,838
                                             ----------------  ---------------  ----------------  ---------------
GROSS MARGIN                                          320,183          260,761           788,411          820,179
                                             ----------------  ---------------  ----------------  ---------------

OPERATING EXPENSES

    Wages and benefits                                316,619          196,917           703,259          563,906
    Salesmen's auto, travel and promotion              37,429           43,957           122,125          103,693
    Rent                                               22,443           19,601            66,533           62,095
    Interest                                            7,874           12,799            26,660           28,993
    Office and general                                  3,936            7,420            21,767           19,325
    Professional fees                                   4,568            5,876            20,426           31,756
    Telephone                                           7,038            4,979            16,879           15,207
    Insurance                                           2,872            2,985             5,939            4,625
    Advertising                                         4,560            2,950             7,120            8,130
    Utilities                                           2,333            1,252             9,211            7,587
    Bad debts                                           -                  298            20,268           20,298
    Bank charges                                          498             -                1,142             -
    Amortization                                        9,995           10,404            29,316           31,202
                                             ----------------  ---------------  ----------------  ---------------
                                                      420,165          309,438         1,050,645          896,817
                                             ----------------  ---------------  ----------------  ---------------
NET LOSS FOR THE PERIOD                              (99,982)         (48,677)         (262,234)         (76,638)

DEFICIT, BEGINNING OF THE PERIOD                    (910,701)        (804,902)         (748,449)        (776,941)
                                             ----------------  ---------------  ----------------  ---------------
DEFICIT, END OF THE PERIOD                   $    (1,010,683)  $     (853,579)  $    (1,010,683)  $     (853,579)
                                             ===============   ==============   ===============   ==============


NET LOSS PER COMMON SHARE
    Basic and fully diluted                  $        (0.027)  $       (0.013)  $        (0.071)  $       (0.021)

WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING:
    Basic and fully diluted                         3,711,400        3,711,400         3,711,400        3,711,400


  The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                         INTERIM STATEMENT OF CASH FLOWS
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           JUNE 30                            JUNE 30
                                                   2006              2005             2006              2005
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss for the period                  $       (99,982)  $      (48,677)  $      (262,234)  $      (76,638)
    Adjustments to reconcile net loss
    to net cash used in operating activities:
        Amortization                                    9,995           10,404            29,316           31,202

    Cash effect of changes in:
        Accounts receivable                         (843,205)           87,504         (245,116)          177,756
        Inventory                                   (119,926)        (391,820)         (224,285)        (466,605)
        Prepaid expenses                                (780)         (20,092)            20,706         (27,612)
        Accounts payable and
        accrued liabilities                           478,519        (141,669)            38,292         (95,931)
        Deferred revenue                              475,639          511,967           475,639          511,967
                                             ----------------  ---------------  ----------------  ---------------
                                                     (99,740)            7,617         (167,682)           54,139
                                             ----------------  ---------------  ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Loan payable - related party                       14,898         (13,505)           152,688         (50,000)
    Director advances                                   -             (33,570)             -             (33,570)
                                             ----------------  ---------------  ---------------   ---------------
                                                       14,898         (47,075)           152,688         (83,570)
                                             ---------------   ---------------  ----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of equipment                            (4,380)             -             (16,552)          (1,746)
                                             ---------------   ---------------  ----------------  --------------
DECREASE IN CASH

AND CASH EQUIVALENTS                                 (89,222)         (39,458)          (31,546)         (31,177)

CASH AND CASH EQUIVALENTS,

BEGINNING OF PERIOD                                    89,307           79,642            31,631           71,361
                                             ----------------  ---------------  ----------------  ---------------
CASH AND CASH EQUIVALENTS,

END OF PERIOD                                $             85  $        40,184  $             85  $        40,184
                                             ================  ===============  ================  ===============


SUPPLEMENTAL CASH FLOW INFORMATION

    Interest paid during the period          $      7,874      $        12,799  $         26,660  $        28,993


  The accompanying notes form an integral part of these financial statements.

                                MIAD SYSTEMS LTD.

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2006
                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)
                                   (UNAUDITED)


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

2.  GOING CONCERN

--------------------------------------------------------------------------------

    These interim financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. During the nine month period ended June 30, 2006, the Company incurred a net loss of $262,234 and has a working capital deficiency of $570,577 (year ended September 30, 2005: net income of $28,492 and working capital deficiency of $321,107, respectively). The Company's ability to continue as a going concern is dependant on the achievement of profitable operations and the continued support of its creditors. The Company has hired additional sales personnel in a concerted effort to increase sales. As well, advertising and marketing efforts have been tailored to more specific market segments. There can be no assurance that the Company will be successful in increasing revenues, decreasing expenses or raising additional investment capital to generate sufficient cash flows to continue as a going concern.

3. CONCENTRATIONS OF CREDIT RISK

--------------------------------------------------------------------------------

    The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. At June 30, 2006, three customers accounted for 56% of the Company's receivables (September 30, 2005 - three customers accounted for 39% of the Company's receivables) and no single customer accounted for greater than 10% of the Company's sales during the nine month period ended June 30, 2006 (June 30, 2005 - no single customer accounted for greater than 10% of the Company's sales during the nine month period then ended). The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

                                MIAD SYSTEMS LTD.

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2006

                   (ALL AMOUNTS EXPRESSED IN CANADIAN DOLLARS)

                                   (UNAUDITED)



--------------------------------------------------------------------------------
4. STOCK BASED COMPENSATION

--------------------------------------------------------------------------------

    The Company's stock option plan authorizes the granting of stock options to employees. Under the plan, the exercise price of the option equals the market price of the Company's stock on the grant date.

    The following table summarizes information about the stock options outstanding as at June 30, 2006 and September 30, 2005:

    ---------------------------------------------------------------------------------------------------------------
               Exercise price               Number of options outstanding &               Expiry Date
                    (USD)                           exercisable at
                                                   June 30, 2006 and
                                                   September 30, 2005

    ---------------------------------------------------------------------------------------------------------------
                    $1.75                                 40,000                         September 2006
                    $0.69                                 25,000                         September 2007
    ---------------------------------------------------------------------------------------------------------------
                    $1.34                                 65,000
    ---------------------------------------------------------------------------------------------------------------

    160,000 options expired as of June 2006. No options were granted, exercised or cancelled in the nine month period ended June 30, 2006 or during fiscal 2005.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months and nine months ended June 30, 2006.

         The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB as well as in the Registrant's 10-KSB filing.

         All amounts are stated in Canadian dollars.

RESULTS OF OPERATIONS


Revenues

             For the three-month period ended June 30, 2006 our revenues increased by 28.2 % from $1,606,559 in the same period in 2005 to $2,060,154; for the nine-month period ended June 30, 2006 our revenues increased by 8.2% from $4,610,017 in the same period in 2005 to $4,987,804.

         MIAD's revenues in the first nine months of fiscal 2006, although showing an increase of 8% over fiscal 2005, continue to be disappointing. Revenues are still below those achieved in the early 2000's, yet are representative of the Canadian computer sales industry's ongoing economic challenges.

           Industry experts had forecast that the operating environment for the industry would continue to be difficult, in the second half of the Company's current fiscal year, as PC replacement opportunities were expected to decline, and, only very aggressive price cutting would prompt prospects to consider ordering personal computers (the Company's marketplace). The Company's results are representative of the industry forecasts. MIAD continues to experience pressure on pricing and margins as the number of new sales opportunities decline.

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

         Cost of Sales and Gross Profit

                 Our gross profit on product sales increased 22.8 % to $320,183 in the three months ended June 30,2006 from $260,761 in the comparable period in the previous fiscal year ; our gross profit on product sales decreased 3.9% to $788,411 in the nine months ended June 30, 2006 from $820,179 in the nine-month period ended June 30, 2005. The increase in total dollars of gross profit on product sales in the quarter, for the current year compared to last year, is attributable to the 28% increase in sales in the three-month period ended June 30, 2006 compared to the same three-month period ended June 30, 2005.

                The intense competition on pricing for the whole nine-month period ended June 30, 2006 compared to the same nine-month period ended June 30, 2005 was the cause of the reduction in gross profit dollars in the current year. The gross profit margin on product sales decreased to 15.5% in the quarter ended June 30, 2006 as compared to 16.2 % in the same three-month period ended June 30,2005; the gross profit margin on product sales decreased to 15.8% in the nine-month period ended June 30, 2006 as compared to 17.8% in the same nine-month period ended June 30, 2005.

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

         Operating Expenses

           Operating expenses, in total, increased to $420,165 (20.4 % of revenue) for the three-month period ended June 30, 2006 from $309,438 (19.3% of revenue) in the comparable quarter ended June 30, 2005: for the nine-month period ended June 30, 2006, total operating expenses increased to $1,050,645 (21.1% of revenue) from $896,817 (19.5% of revenue) in the comparable nine-month period ended June 30, 2005 This total dollar increase in operating expenses for the current fiscal year is attributable to the increased expenditures for wages.

         Our wages and benefits increased from $196,917 in the quarter ended June 30, 2005 to $316,619 in the quarter ended June 30, 2006; for the nine-month period, wages and benefits increased from $563,906 in the period ended June 30, 2005 to $703,259 in the comparable period ending June 30, 2006. The increased wage and benefit expenses are primarily attributable to the sales staff additions during the period .Sales auto and travel expense decreased to $37,429 in the three-month period ended June 30, 2006 from $43,957 in the quarter ended June 30, 2005; sales auto and travel expense increased from $103,693 in the nine-month period ended June 30, 2005 to $122,125 in the nine-month period ended June 30, 2006. This increase in sales auto and travel expense was incurred as a result of the additional sales personnel combined with the increase in gasoline and related auto costs in the current fiscal year compared to last year. Professional fees decreased from $5,876 in the three-month period ended June 30, 2005 to $4,568 in the quarter ended June 30, 2006; professional fees decreased from $31,756 in the nine-month period ended June 30, 2005 to $20,426 in the nine-month period ended June 30, 2006. The higher professional fees, in total, in the previous fiscal year were due to the fees and expenses incurred in the audit and accounting changeovers. General office expenses decreased from $7,420 in the three-month period ended June 30, 2005 to $3,936 in the quarter ended June 30, 2006; general office expenses increased from $19,325 in the nine-month period ended June 30, 2005 to $21,767 in the nine-month period ended June 30, 2006. This nine-month increase is due to costs related to support the additions to sales staff. Interest expense and bank charges decreased from $12,799 in the three-month period ended June 30, 2005 to $8,372 in the quarter ended June 30, 2006; interest expense and bank charges decreased from $28,993 in the nine-month period ended June 30, 2005 to $27,802 in the nine-month period ended June 30, 2006. The lack of significant change, year-over-year, in the nine-month interest expense and bank charges is attributable to the lack of change in balances payable to the two main suppliers. Bad debt expense decreased from $298 in the three-month period ended June 30, 2005 to nil in the quarter ended June 30, 2006; bad debt expense remained essentially unchanged from $20,298 in the nine-month period ended June 30, 2005 to $20,268 in the nine-month period ended June 30, 2006. Insurance expense decreased minimally from $2,985 in the three-month period ended June 30, 2005 to $2,872 in the quarter ended June 30, 2006; insurance expense increased from $4,625 in the nine-month period ended June 30, 2005 to $5,939 in the nine-month period ended June 30, 2006. Insurance costs have risen generally this year. Depreciation expense decreased marginally from $10,404 in the three-month period ended June 30, 2005 to $9,995 in the quarter ended June 30, 2006; depreciation expense decreased from $31,202 in the nine-month period ended June 30, 2005 to $29,316 in the nine-month period ended June 30, 2006. Depreciation expense in the current quarter and for the nine-month period remained relatively constant since the change in assets was minor.

 LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2006, we had cash on hand of $85 compared to $31,631 as of year-end, September 30, 2005. The net working capital deficiency as of June 30, 2006 was $570,577 compared to the net working capital deficiency as of year-end September 30, 2005 of $321,107 reflecting a significant increase in net working capital deficiency of $249,470. This increase in working capital deficiency is mainly attributable to the loss from operations of $262,234. During the nine months ended June 30, 2006, we used $167,682 for operating activities compared to generating $54,139 for the same period in the previous fiscal year. Cash generated from financing activities increased from ($83,570) in the comparable nine-month period in the last fiscal year to generating $152,688 in the nine-month period ended June 30, 2006. The increase, in the current year, is attributable to the loans from related parties, whereas in the previous fiscal year related party loans were being repaid. MIAD added $16,552 of equipment in the nine-month period ended June 30, 2006 compared to equipment additions of $1,746 in the previous fiscal year.

         Two suppliers, Ingram Micro Canada, Inc. and Synnex Canada Inc., have security interests which are subordinate to any bank security interest for all of the assets of MIAD. The total amount owed to Ingram Micro Canada, Inc. at June 30, 2006 was $222,589; the total amount owed to Synnex Canada Inc. as of that date was $921,500. MIAD's president has personally guaranteed all the debts owing to these suppliers.

         MIAD does not require the addition of any material equipment and does not currently have any material commitments for capital expenditures or material purchase commitments for the fiscal year ending September 30, 2006. MIAD's liquidity is derived primarily from cash flow from sales, advances from related parties and external sources. Unless the Canadian economy for computer products generally and MIAD's products and services specifically improve shortly, MIAD's operations will continue to be a drain on financial resources; there is no assurance that the related parties will have the capability or the willingness to fund ongoing money-losing operations of the Company. MIAD's external sources of liquidity consist of a possible increase in the lines of credit with major distributors and possible bank financing. Increases in lines of credit with major distributors or bank financing, if sought, may not be available, or if available, the terms may not be satisfactory to MIAD.

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

                                                   MIAD SYSTEMS, LTD.
                                                   ------------------
                                                      (Registrant)

Date: August 14, 2006                              By:  /s/ Michael A. S. Green
                                                        -----------------------
                                                        President

                                 EXHIBIT INDEX

            Exhibit   Description

            -------   -----------
              31.1    Certification required under Section 302 of
                      Sarbanes-Oxley Act of 2002

              32.1    Certification of periodic financial reports