Form 10KSB
period 2006-09-30
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2007-01-12
CIK 1081568

UNITED STATES

SECURITIES EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OR (G) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______ to ______

Melo Biotechnology Holdings Inc.

(Formerly MIAD Systems Ltd.)

(Name of small business issuer in its charter)

Canada	0-30801	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
Room 1411, West Tower, Shuntak Center, 168-200 Connaught Rd., Central, Hong Kong
Address of Principal Executive Office

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, No Par Value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

Issuer’s revenues for its most recent fiscal year: $8,821,796 (Canadian).

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of January 9, 2007: $1,425,514.00

EXPLANATORY NOTE:

Subsequent to September 30, 2006, the end of the fiscal year for which this report is filed, Melo Biotechnology Holdings Inc., formerly known as MIAD Systems Ltd., had a change of control, reorganized its business operations, and changed its name.  These changes were reported in Current Reports filed on 12/28/2006, 11/15/2006, 12/28/2006, and 11/15/2006, respectively, which are incorporated herein by reference. As of September 30, 2006 the company was named MIAD Systems Ltd., and was in the business of supplying business computer systems and providing computer warranty maintenance, installation, and networking services.  Except as specifically noted, all references contained in this 10-KSB are to MIAD Systems Ltd. as of September 30, 2006 and for the fiscal year ended September 30, 2006.

ITEM 1.

DESCRIPTION OF BUSINESS

(a)

Business Development

Melo Biotechnology Holdings Inc., a Canadian corporation formerly known as MIAD Systems Ltd., (hereinafter referred to as “We,” “Us,”  “MIAD,” or the “Company”) was formed in March 1993 and began operating our business at that same time.  We are located in Toronto, Ontario, Canada area.

We are an established full-line supplier of business computer systems as well as a provider of computer warranty, maintenance, installation and networking services.  MIAD does not sell to individuals. We provide these goods and services to our major clients who are primarily engaged in the corporate, institutional, municipal, utilities and education fields, typically as part of their computer networks.

On July 10, 2001, we filed a Form 10-SB registration statement with the Securities and Exchange Commission (“SEC”) which became effective on September 8, 2001.  Since such time, we have become subject to the reporting requirements of the Securities Exchange Act of 1934.

The following description of business relates to the Company’s business as of September 30, 2006.  However, the Company now engages in a different business.  This new business is discussed in Section (n) hereof.

(b)

Business of the Company

Principal Products and Services and their Markets

MIAD Product Strategy

In Canada, MIAD offers its clients an extensive range of business computer systems and related products. Our broad product offering includes:

•

desktop, notebook and ruggedized mobile personal computers (PC’s) and servers;

•

mass storage devices;

•

monitors;

•

printers;

•

network interface cards; networking hubs, routers, and switches; modems and wireless devices;

•

personal digital assistants;

•

software;

•

computer supplies and accessories.

MIAD's strategy in selling business computer systems consists of combining, in Canada, the disparate strategies adopted by the major computer system vendors in the United States for sales to the large corporate and institutional markets.

MIAD offers its customers both custom assembled and mass produced systems. Mass produced systems which have predetermined features are sold to customers through MIAD as an authorized reseller of the manufacturer (also known as a “business partner” or “solutions partner” in the industry).  Custom assembly systems with features ordered by the customer are assembled by MIAD and sold by MIAD directly to the customer.  MIAD does not engage in any manufacturing.

MIAD’s material product sales revenue streams are comprised of the following:

1)

Reselling of major brands.

MIAD has formed strategic partnerships with the major systems vendors by becoming qualified/authorized to resell their pre-configured products to MIAD’s existing and prospective customers. MIAD has made such arrangements with major peripheral, communications and software vendors.

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

MIAD Sales Strategy

MIAD specializes in developing creative, cost-effective solutions for our clients. MIAD has hired experienced computer industry veterans who can, early in a sales cycle, understand and review the business application that the prospect is attempting to solve through automation.  The MIAD representative can recommend the appropriate product and the appropriate model/features, as well as the services of installation, networking, maintenance-depot or on-site repair that are best suited to meet the customer’s requirements.

Because MIAD has the capabilities and appropriate authorizations from major vendors to act as a reseller of their products, it can offer customers a choice between major brand and custom. MIAD continues to expand the availability of services that it can provide its customer base from warranty maintenance and repair on-site or depot, advance exchange programs, site and network planning and installation and customized repair functions.

We do not sell products to individual end-users.  Our customers are primarily corporate and institutional and include many well-known companies as well as healthcare institutions, utilities, municipalities, private schools and community colleges in Ontario.  All of these clients purchase from us on an “as needed” basis and although they have made volume purchases in the past, there are no current at will or long-term commitments with them.

(c)

Industry and Market Overview

Over the past five years generally and in Canada specifically, the information technology sales and service industry has undergone significant consolidation. Reduction in total client orders during the recession, more restrictive terms and conditions from vendors, reductions in the number of vendor-authorized resellers and increased price competition have driven several of the weaker competitors from the market. For the remaining vendors such as MIAD, the competition for a smaller business base has been costly and intense.

We have successfully implemented our “just-in-time” purchasing and “build-to-order” model for our private label MIAD ULTRA line of business computers, as described below.

We have consolidated our expertise in the major vendor products that we resell and continue to train our technical staff to obtain the additional service authorizations. This allows MIAD to become a full-line and full-service provider to the client and prospect base. The growth through sales to new clients and additional sales to existing clients is frequently referred to as “organic growth”. We expect our organic growth to be accomplished in three ways:

1)

continued top-level service to existing clients in order to be uniquely positioned for their on-going systems and services acquisitions, and

2)

intensify penetration in the market segments where we already have a presence which include major corporate accounts, as well as the institutional, municipal, utilities and educational fields, and

3)

introduce new products such as the Itronix rugged wireless computing solution for mobile workers in Canada.

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

2)

enlarging our customer base in Ontario through prospecting activities;

3)

increasing the number of sales personnel;

4)

continuing to enhance the quality of our technology operations; and

5)

developing additional partnerships in the high-end computer and data communications marketplace.

(d)

“Build-to-Order” Model --- The MIAD ULTRA line

We have distinguished ourselves from other  “build-to-order” companies because we are also an approved reseller of brand name vendors.  In addition, we employ our “just-in-time” purchasing and “build-to-order” model of private label personal computers, the MIAD ULTRA line, to satisfy the custom requirements of our customer base.  We carry a minimal amount of finished goods but no raw materials inventory. Instead, we acquire our component parts specifically for our customer orders.

Our custom manufacturing approach allows our customers to choose from a wide range of options to be custom assembled by MIAD.  These may include options for memory size, processor type and speed, cache memory, video cards, network interface, communication speeds, video memory and disk storage among others.  These options are coupled with increased reliability, quality control and a rapid delivery cycle. Currently, our MIAD ULTRA line, which in the past represented over 35 % of our revenues, has now declined, because of current marketplace pressures, to representing less than 1% of our total annual revenues.

Our ability to rapidly deliver a MIAD ULTRA custom system allows us to keep inventory levels at a minimum due to our “just in time” purchasing while still being able to deliver the systems exactly to the customer’s specifications with a delivery time, including “burn-in” of three days or less.  Our technical and manufacturing expertise permits us to give our customers better service, not only on our own products but those of our authorized partners.

Customer Advantages

The “build-to-order” model for our MIAD ULTRA line of systems provides extensive advantages to clients in cost savings, quality control, flexible configuration and fast response to industry trends.

(e)

Reselling

We are an established supplier of computer systems from vendors for which we act as resellers.  We also provide maintenance, installation and networking services to our major clients in the corporate, institutional and education fields. In order to become approved and authorized to resell systems of a name brand vendor, the vendor will qualify the proposed reseller on factors such as current sales volume, number of sales personnel, industry knowledge, geographical territory, other authorizations and references. The approved authorization typically requires that a reseller only sell to end users of the product, take responsibility for pre- and post-sale support (which includes responding to technical issues) and commit not to engage in activities contrary to law. The authorization does not include maintenance that is a separate authorization and typically consists of providing repair services either under or out of warranty. There are no other material limitations in the reseller authorizations. A high volume reseller with the proper technical qualifications may also qualify for service authorization from the vendor.  The vendor on an annual basis typically reviews reseller authorizations. To date, neither MIAD nor any vendor has terminated any reseller agreement.

Our MIAD ULTRA line system for workstations and other servers provides our clients with custom configuration, rapid delivery and cost savings.  However, for clients who require standard workstations, notebooks, servers and high-end servers, we are an authorized reseller of Hewlett Packard and IBM.

We have been authorized to resell products from major vendors. We have authorizations from Hewlett-Packard and IBM. These reseller authorizations are referred to in the promotional materials of these vendors as “business partnerships.”

MIAD's responsibilities as an authorized reseller include securing orders for the vendor’s product and to provide pre- sale and post-sale support to the client.  This support does not include maintenance that is a separate authorization that must be independently applied for and approved.  The vendor also has certain responsibilities under the reseller agreement which include providing authorization to resell products, providing technical product assistance, direct communication and providing the reseller with advance confidential information on upcoming product announcements, access to literature and product/sales training.

We have arrangements with the major distributors in Canada to acquire products.  Although we are authorized by the manufacturer to resell their products, we deal directly with their distributors from whom we actually purchase the products that we resell to end-users. Our acquisition of products from Ingram-Micro and Synnex, the two largest distributors from whom we acquire approximately 90 % of our products, is based on product availability, price, credit availability and service. We currently have General Security Agreements with Ingram Micro and Synnex that secure payment for all goods and services we purchase from them for resale.

As a reseller, we earn our revenues through the resale of the products and services we purchase from our vendors through their distributors.  We then resell the products and services to our customers at our price which is higher than the price we pay the distributor.

(f)

Services and Support

In order to provide technology solutions for our clients, we complement our computer assembly and distribution with value-added services and support.

Depot and On-Site computer repair

As one of a small number of authorized service facilities in Ontario for major vendors, we are authorized to provide warranty and repair maintenance for desktops, notebooks, servers, peripherals, etc. We provide these services to the client base where we have sold the hardware. In other instances, the computer user has acquired his computer from one of the many non service-authorized vendors and now needs warranty or maintenance repair. The vendor will recommend that the client deal with an authorized service provider such as MIAD. Not only do we generate revenue from the service provided, we also acquire a new prospect for other services and future computer sales.

We have expanded our penetration of the depot market to the point that we now typically have over 200 computers per month (principally notebooks) brought in to our depot for repair. We provide these repair and warranty services to a number of corporate, institutional and municipal organizations. For major clients, with installed desktop computers and servers, we can provide the warranty and maintenance services on their own premises (“on-site”).

Networking Services

As a provider of IT solutions, we have the personnel, expertise, experience and partners to provide turn-key network solutions, from peer-to-peer networks to 200+ networks.  We provide network design and consultation, facility cabling, project management, network implementation and support.  We work with our clients to provide solutions that not only meet their current requirements, but will allow integration of future growth and technology.

Customized Service and Support

We have developed customized solutions for specific clients that are now available to our total client base. The services include: prepaid two-way courier service for depot repair; customer advance exchange programs for specific devices/peripherals; VoIP (voice over Internet Protocol) consulting, design and installation; software imaging and custom software loading; data recovery; etc.

Technical Procedures

We believe that on-going service and support is the basis for any long-term partnership with clients.

At our Markham facility, we have a permanent repair facility with test equipment, anti-static procedures, a testing LAN set up for product testing and problem recreation.  Our tests can be run under XP, NT, Novell or Windows 95/98/2000.

For depot repair, the client's system is registered with the service coordinator at the reception area and then transferred to the service department where diagnosis is performed by the MIAD technician. Repair is affected or new parts are ordered from the manufacturer and installed on the system to replace the defective components. Turnaround time depends on parts availability from the manufacturer but generally averages 2 working days.

For on-site service, initial support calls are placed to our toll-free number or local phone lines are directed to the technical support team.  We currently have Certified Novell-Netware Engineer (“CNE”) and Microsoft Certified Engineer (“MSCE”) personnel along with technicians who specialize in the manufacturing and support of our ULTRA Series computers.  Calls are answered immediately or a technician will return a call within 30 minutes.  Problem escalation is directed to the service manager.  We provide telephone technical support as well as on-site service. Our on-site service offerings are from 8:30 a.m. to 5:00 p.m. with after hours and weekend service available upon request.

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

(g)

Marketing and Distribution

Demand for computer systems in the corporate and institutional marketplace is driven by many factors, the most significant being price, brand name recognition, the ability of the system to be customized to the client’s needs and desires, and delivery in a timely manner.  Management is not aware of any manufacturer that currently has a computer system that can meet all of a client’s requirements and desires.  Most of the major computer vendors do not custom build computer systems.  They do, however, generally have available 100 to 300 models of reasonably priced pre-configured computer systems. Conversely, other vendors do not typically provide mass produced pre-configured systems but, rather, custom build systems. For those large users whose businesses require a custom configured system, a brand name system from a manufacturer is typically not an option due to the fixed nature of their mass produced computer systems. It is the build-to-order system that provides these customers with the unique custom configuration they need with reasonable pricing and rapid delivery.

One of our competitors is Dell.  We are significantly smaller than Dell and do not have the name recognition that they enjoy.  This is a competitive disadvantage that is difficult to overcome due to their greater financial resources.  Due to our smaller size, however, we are able to deal face-to-face with our customers and develop personal relationships which does provide us with an advantage that our competitors lack due to their size.  In addition, we can usually offer faster delivery, if necessary, and carry no inventory.

Our current client base is primarily focused in five major market segments.  This includes (1) major corporate accounts; (2) institutional accounts to acute care facilities; (3) utilities (4) municipalities and (5) educational which includes many of the top private schools and community colleges in Ontario.

We believe that we have the structure and the strategic plan that we hope will allow us to become a more meaningful participant in the Ontario IT systems and services business.  We have had significant success in penetrating the Ontario private school and community college markets.  Although we have secured many of the top name institutions as our clients, our market share is also still in the single digit range.

(h)

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

We have the ability to provide our clients with either a MIAD custom assembled system or with a name brand resale.   We do not typically compete with major name brand companies in a situation where the client requires a custom assembled system to meet its unique specifications.  In such situations, it is the customization package and not price considerations that enable us to attract and maintain customers.  When, in these custom situations, we do compete with a Dell, they have certain competitive advantages such as their materially greater financial resources, name recognition and buying power. Size, however, does have its limitations.  Unlike our major, well-financed and well-known competitors, we are able, due to our smaller size, to work face-to-face with our customers and develop working, personal relationships.  We do not have the additional expense of carrying inventories and we can, if necessary, provide a faster delivery time in many instances. With the competitive pressures and reduced total computer demand in the past few years, our revenues from supplying custom assembled systems has declined significantly.

When our role is reselling, high-end name-brand services to clients and potential clients, we find ourselves competing with other resellers such as NexInnovations (formerly EDS/Systemshouse), Quiet Touch Computers, GE Capital Corp., Microage, Compugen, etc. We believe that we are competitive with these resellers because of our authorizations to service the brand name lines and our ability to provide technical support, repair, education, and networking and installation services. We are also prepared to provide same-day rush delivery, where possible; special bid pricing; systems imaging; systems deployment. These factors enable us to effectively compete with larger, better-financed companies.  We also work closely with our educational clients to experiment with new technologies for their businesses and work with educational associations to secure special prices and configurations for these clients. We believe that these additional services provide us with a competitive edge over our competitors and that sets us apart.

(i)

Dependence on Major Customers

Our current customer-base is well diversified and spans multiple industry groups.  These include  major corporate, institutional, municipal, utility and educational customers.

With a focus on specific industries, we have grown our client-base by concentrating on diversifying our penetration of each of the specific industry groups.  For the current fiscal year, ending September 30, 2006 (and the previous fiscal year ended September 30, 2005) no single client represented 10% or more of our revenue.

(j)

Intellectual Property

We do not have any patents but rely upon licenses from the companies whose products we purchase. For our MIAD ULTRA line of “build-to-order” business computers, we are authorized by a non-exclusive license agreement with Lenovo/IBM to use Lenovo/IBM’s licensed patents for personal computers and servers.

The name of our “build-to-order” business computer, the MIAD ULTRA, is trademarked in Canada.  There are currently no plans to trademark the MIAD ULTRA line in the United States although we may decide to do so at a later date.

(k)

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

(l)

Research and Development

We do not perform research and development (“R & D”) in the traditional sense. Rather, our R&D activities are primarily focused on researching/evaluating/sourcing, and quality improvements for the products that we integrate into our MIAD ULTRA “build-to-order” business computer systems.  This R&D activity is conducted in the technical lab on our premises.

(m)

Employees

As of the date of this filing, we employ 13 persons (all of which are full-time employees). None of our employees are covered by a collective bargaining agreement.  We believe that our employee relations are satisfactory.

(n)     Subsequent Events

Subsequent to the fiscal year ended September 30, 2006, on October 3, 2006, MIAD formed a wholly-owned subsidiary, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, to engage in the sales of health products throughout Hong Kong and China (the “Territory”).  Through Melo Limited, MIAD engages in the sale of dietary nutritional supplements in the Territory.

Melo Limited purchases nutritional supplements from manufacturers and distributors and then distributes the products to individual sales agents in the Territory who market the products to different vendors.  Melo Limited has established an office in Hong Kong and currently operates with twenty employees.  Melo Limited utilizes sales agents throughout the Territory in an effort to sell and distribute its products. The sales agents are directly responsible for the promotion and sales of Melo Limited’s line of health products to vendors throughout the Territory.

Following the establishment of Melo Limited, on October 10, 2006, MIAD entered into an Asset Sale, Purchase and Transfer Agreement (the “Agreement”) with MIAD Information Systems Ltd., a Canadian corporation (the “Buyer”), to be effective on November 3, 2006 or on such later date as the parties mutually agree.  The transaction was completed on November 22, 2006 (the “Effective Date”).

Under the Agreement, the MIAD agreed to sell to Buyer, and Buyer agreed to purchase, all of the rights, properties, and assets used in the conduct of the Company’s computer distribution and custom assembled personal computer system business located exclusively in Ontario, Canada (the “Computer Business”).  The transaction did not relate to or affect any of the Company’s other business operations. As consideration for the purchase of the Computer Business, the Buyer assumed all liabilities associated with the Company’s Computer Business.  As of the Effective Date, the Company’s Computer Business had liabilities which exceeded its assets.  Therefore, as a result of the transaction, the Company transferred all assets relating to the Company’s computer business and the Buyer assumed all liabilities relating to the Company’s computer business.

Under the terms of the Agreement, the Company retained no liability for any aspect of the Company’s Computer Business.  Additionally, the Buyer agreed to indemnify the Company for any potential liability that may arise out of the sale of the rights, properties and assets used in the Company’s Computer Business.  Consequently, because the liabilities of the Company’s Computer Business exceeded its assets, the transaction resulted in an increase in the net assets and in the shareholder equity of the Company.

ITEM 2.

PROPERTIES

Our facilities are located at 43 Rivera Drive, Unit 6, Markham, Ontario, Canada.

The facility is a modern, secure, industrial brick and concrete block building. We currently occupy 9,800 square feet of warehouse, assembly, service and office space.  The current lease expires in November 2010.  Our monthly rent is $7,000 (Canadian) per month.

ITEM 3.

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain claims, suits and complaints that arise in the ordinary course of business. Currently, there are no such claims, suits or proceedings, which, in the opinion of management, if decided against the Company would have a material adverse effect on the Company’s financial position.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the quarter ended September 30, 2006.  However, a Special Meeting of Shareholders was held on October 30, 2006. The purpose of the meeting was to consider and vote on a proposal by the Board of Directors to complete a 1:3 reverse stock split of the Company's issued and outstanding common stock and to consider and vote on a proposal by the Board of Directors to amend the Articles of Incorporation to change its name from MIAD Systems, Ltd. to Melo Biotechnology Holdings Inc. These resolutions were passed by 100 % of the shareholders represented in person or by proxy, representing 2,300,000 shares, which is 61.97% of the issued and outstanding shares of the Corporation.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the over-the-counter bulletin board (OTC: BB) under the trading symbol “MIADF”. From June 1999 until our listing on the OTC: BB in November 2001, we traded in the “pink sheets” under the trading symbol “MIAD”.  The following table sets forth the high and low bid prices of our common stock (USD) for each calendar quarter and subsequent interim period since our common stock commenced actual trading, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Date	High	Low

2003
Quarter ended March 31.19		.07
Quarter ended June 30.35		.09
Quarter ended September 30.35		.18
Quarter ended December 31.25		.12

2004
Quarter ended March 31.13		.12
Quarter ended June 30.25		.08
Quarter ended September 30.12		.08
Quarter ended December 31.08		.06

2005
Quarter ended March 31.11		.02
Quarter ended June 30.15		.05
Quarter ended September 30.12		.06
Quarter ended December 31.09		.04

2006
Quarter ended March 31.12		.07
Quarter ended June 30.135		.06
Quarter ended September 30.20		.06
Quarter ended December 31.48		.06

On November 14, 2006 the name change from MIAD Systems Limited to Melo Biotechnology Holding Inc. became effective and the stock ceased trading under the symbol "MIADF". With the reverse 1:3 common stock split effective, the common stock started trading on the OTC: BB under the symbol "MLOBF."

There can be no assurances that an active public market for the common stock will develop or be sustained.

Holders:

As of September 30, 2006 there were 3,711,400 shares issued and outstanding and 31 shareholders of record.

Dividends:

We have not declared any dividends. There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.

The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

ITEM 6.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report, including statements in the following discussion, are what are known as "forward looking statements", which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended September 30, 2006.

The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-KSB.

All figures stated herein are in Canadian dollars.

RESULTS OF OPERATIONS

Twelve months ended September 30, 2006 compared to same period in 2005.

Revenues

For the fiscal year ended September 30, 2006 our revenues increased by 6% from CAD$8,321,083 in the same period in 2005 to CAD $8,821,796.  This increase in revenue was due to increased sales.

Cost of Sales and Gross Profit

Cost of sales for the fiscal year ended September 30, 2006 were CAD $7,448,228 compared to CAD $6,917,109 for the fiscal year ended September 30, 2005.  This increase was due to increased costs of materials, products and parts.  Our gross profit on product sales decreased 2.2 % to CAD $1,373,568 in the current fiscal year ended September 30, 2006 from CAD $1,403,974 in the comparable period in the previous fiscal year. The gross profit margin on product sales decreased to 15.6 % in the fiscal year ended September 30, 2006 as compared to 16.9 % in the same fiscal year period ended September 30, 2005 as a result of continuing margin pressures.

Cost of sales includes the cost of materials for MIAD’s custom assembled systems, cost of purchases for products which are resold by MIAD and the cost of parts in MIAD’s service revenue. MIAD does not separately quantify any of these costs.

Operating Expenses

Operating expenses increased to 17.2% of revenue in the fiscal year period ended September 30, 2006 compared to 16.5% of revenue in the previous fiscal year ended September 30, 2005. Ongoing operating expenses, in the current fiscal year ended September 30, 2006 were CAD $138,254 higher than in the fiscal year ended September 30, 2005 due primarily to the CAD $145,267 of additional payroll expenses incurred in the current year. These increased payroll expenses were attributable to the sales personnel additions made during this current fiscal year. In the previous fiscal year ended September 30, 2005 operating expenses were increased by a one-time payment by the Company of CAD $85,000, a return of monies paid by a former client, 360networks, to the United States Bankruptcy Court resulting from a Chapter 11 claim. The remaining total dollar increase in expenses in the current fiscal year ended September 30, 2006 is primarily attributable to an increase in salesmen auto, travel and promotion expenses (from CAD $143,288 in the previous fiscal year to CAD $158,279 in the current fiscal year) ; professional fees that increased from CAD $61,025 in the fiscal year ended September 30,2005 to CAD $86,440 in the current fiscal year; and bad debt expenses in the current fiscal year of CAD $ 32,530 compared to nil in the previous fiscal year ended September 30, 2005. Remaining expense levels for combined office expenses of rent, general, telephone and utilities as well as depreciation expenses remained essentially unchanged. The combined bank charges and interest expense increased minimally to CAD $45,423 in the fiscal year ended September 30, 2006 from CAD $44,449 in the fiscal year ended September 30, 2005. Bank charges are attributable to the Visa fees charged by the chartered banks for our student computer purchase program. Interest expense is payable to our major suppliers based on the total amount and days outstanding of our accounts payable. The timing delay in MIAD collecting from its clients and conversely in remitting its outstanding balances to its major suppliers resulted in the interest charges.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had CAD $565,045 in cash on hand and outstanding cheques of CAD $586,167 resulting in a net cash deficiency of CAD $21,122 compared to a cash balance of CAD $31,631 as of year-end September 30, 2005. The net working capital as of September 30, 2006 was  (CAD $444,297) compared to the net working capital as of year-end September 30, 2005 of (CAD $321,107) reflecting a decrease in net working capital of CAD $123,190. This decrease is primarily caused by our operating loss.  During the fiscal year ended September 30, 2006, we used CAD $ 102,139 for operating activities compared to generating CAD $69,912 for the same period in the previous fiscal year.  Cash from financing activities increased from  (CAD $105,495) in the comparable twelve-month period in the fiscal year ended September 30, 2005 to CAD $ 71,688 in the twelve-month period ended September 30, 2006 due to repayment/advances of related party (a director). MIAD added CAD $4,147 of capital assets in the twelve-month period ended September 30, 2005 compared to CAD $22,302 of capital asset additions in the current fiscal year.

Two suppliers have security interests that are subordinate to any bank security interest for all of the assets of MIAD.  The total amount owed to the two suppliers at September 30, 2006 was CAD $1,467,583. MIAD’s president has personally guaranteed all the debts owing to these suppliers, Ingram Micro Canada, Inc. and Synnex Canada Inc.

MIAD does not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments for the coming fiscal year ending September 30, 2007. MIAD’s liquidity is derived primarily from cash flow from sales, advances from director and external sources.  Unless the Canadian economy for computer products generally and MIAD’s products and services specifically improve shortly, MIAD’s operations will continue to be a drain on financial resources; there can be no assurances that the director has the capability nor the willingness to fund the ongoing money-losing operations of the Company. MIAD’s external sources of liquidity consist of a possible increase in the lines of credit with major distributors and possible bank financing. Such increases in lines of credit with major distributors or bank or other debt financing, if sought, may not be available, or if available, the terms may not be satisfactory to the Company.

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

In February 2006, the FASB issued Statement No.155, "Accounting for Certain Hybrid Financial Instruments - Amendment to FASB No. 133 and 140" ("Statement 155").  Statement 155 resolves certain issues addressed in Statement 133 and (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation; (b) clarifies which interest only strips and principal only strips are not subject to the requirements of Statement 133; (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company does not anticipate that the application of Statement 155 will have an impact on the financial statements of the Company.

In March 2006, the FASB issued Statement No.156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140" ("Statement 156").  Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.  The statement permits the entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.  The statement further requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company does not anticipate that the application of Statement 156 will have an impact on the financial statements of the Company.

In July 2006, the FASB issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not anticipate that the application of Interpretation FIN 48 will have an impact on the financial statements of the Company.

In September 2006, the FASB issued Statement No.157, "Fair Value Measurements" ("Statement 157").  Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The Company does not anticipate that the application of Statement 157 will have an impact on the financial statements of the Company.

In September 2006, the FASB issued Statement No.158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("Statement 158").  Statement 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The Company does not anticipate that the application of Statement 158 will have an impact on the financial statements of the Company.

ITEM 7.

FINANCIAL STATEMENTS

The financial statements of the Company required by Regulation S-B are attached to this report.

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO, MONTREAL, OTTAWA

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of

Melo Biotechnology Holdings Inc.

(Formerly MIAD Systems Ltd.)

We have audited the balance sheet of Melo Biotechnology Holdings Inc. (formerly MIAD Systems Ltd.) as at September 30, 2006 and the statements of operations and deficit, cash flows and changes in shareholders’ equity for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards and with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the year then ended in conformity with Canadian generally accepted accounting principles.

Accounting principles generally accepted in the United States of America are consistent with those applicable in Canada in all material respects (see note19).

The financial statements as at September 30, 2005 and for the year then ended were audited by another auditor who expressed an opinion without reservation on those statements in their report dated December 14, 2005.

                                                                        “SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada

                                  Chartered Accountants

December 2, 2006, except for note 21

             Licensed Public Accountants

which is December 7, 2006

1167 Caledonia Road

Toronto, Ontario, Canada M6A 2X1

Tel:  416 785 5353

Fax:  416 785 5663

Schwartz Levitsky Feldman llp

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO, MONTREAL, OTTAWA

   COMMENTS BY AUDITORS FOR US READERS ON

   CANADA – US REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in the note 2 to the financial statements.

The opinion on page 1 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such events and conditions in the auditors’ report when these are adequately disclosed in the financial statements.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada

  Chartered Accountants

December 2, 2006, except for note 21

Licensed Public Accountants

which is December 7, 2006

1167 Caledonia Road

Toronto, Ontario, Canada M6A 2X1

Tel:  416 785 5353

Fax:  416 785 5663

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

BALANCE SHEET

 SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

                                                                       ASSETS

2006

2005

Current assets

Cash

$

-

$

31,631

Accounts receivable (Notes 4 and 5)

1,074,164

  1,089,594

Inventory (Note 6)

316,759

  170,141

Prepaid expenses

-

27,351

Loan receivable - related party (Note 7)

-

55,495

1,390,923

  1,374,212

Property and equipment (Note 8)

145,979

  162,957

$

1,536,902

$

1,537,169

LIABILITIES

Current liabilities

Bank indebtedness (Note 9)

$

21,122

$  -

Accounts payable and accrued liabilities (Note 10)

1,797,905

  1,695,319

Loan payable - related party (Note 7)

16,193

-

1,835,220

  1,695,319

SHAREHOLDERS' DEFICIENCY

Capital stock (Note 11)

First Preference shares without par value, authorized - unlimited; issued and outstanding - Nil

Common shares without par value, authorized - unlimited; issued and outstanding 3,711,400 at September 30, 2006 and 2005 (Note 11)    590,299      590,299

Deficit

(888,617)

  (748,449)

(298,318)

  (158,150)

$

1,536,902

$

$ 1,537,169

 The accompanying notes form an integral part of these financial statements.

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

          2006

          2005

Sales

Hardware and software

$

8,821,796

8,321,083

Cost of Sales

Hardware and software

7,448,228

  6,917,109

Gross Margin

1,373,568

  1,403,974

Operating Expenses

Wages and benefits

978,859

  833,592

Salesmen's auto, travel and promotion

158,279

  143,288

Rent

88,977

  83,341

Professional fees

86,440

  61,025

Office and general

28,377

  28,511

Interest and bank charges

45,423

  44,449

Telephone

25,952

  20,322

Advertising

8,901

  11,970

Insurance

8,846

  11,503

Utilities

11,872

  10,636

Bad debt expense (Note 15)

32,530

  85,000

Depreciation

39,280

  41,845

1,513,736

  1,375,482

Net income (loss) for the year

$

(140,168)

28,492

Net earnings (loss) per common share (Note 17)

Basic and fully diluted

$

(0.04)

0.01

Pro-forma net earnings (loss) per common share (Note 17)

 Basic and fully diluted

$

(0.11)

0.02

Weighted average common shares outstanding

Basic and fully diluted

3,711,400

  3,711,400

Pro-forma weighted average common shares outstanding (Note 17)

Basic and fully diluted

1,237,134

  1,237,134

The accompanying notes form an integral part of these financial statements.

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

STATEMENT OF SHAREHOLDERS' DEFICIENCY

FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

        Common Shares

        Shares

        Amount

        Deficit

        Total

Balances September 30, 2002

3,711,400

$

590,299

(554,511)                                                         $ 35,788

Net income for the year ended

September 30, 2003

-

-

29,246

  29,246

Balances September 30, 2003

3,711,400

590,299

  (525,265)      65,034

Net loss for the year ended

September 30, 2004

-

-

(251,676)

  (251,676)

Balances September 30, 2004

3,711,400

590,299

  (776,941)      (186,642)

Net income for the year ended

September 30, 2005

-

-

28,492

28,492

Balances September 30, 2005

3,711,400

590,299

  (748,449)      (158,150)

Net loss for the year ended

September 30, 2006

-

-

(140,168)

  (140,168)

Balances September 30, 2006

3,711,400

$

590,299

(888,617) (298,318)

The accompanying notes form an integral part of these financial statements.

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

2006

2005

Cash flows from operating activities

Net income (loss) for the year

$

(140,168)

28,492

Adjustments to reconcile net income to net cash

 used in operating activities

Depreciation

39,280

  41,845

Cash effect of changes in:

Accounts receivable

15,430

  (319,156)

Inventory

(146,618)

  (131,041)

Prepaid expenses

27,351

  (12,351)

Accounts payable and accrued liabilities

102,586

  462,123

(102,139)

  69,912

Cash flows from financing activities

Loan from (to) related parties

71,688

  (105,495)

Cash flows from investing activities

Purchases of property and equipment

(22,302)

  (4,147)

Decrease in cash

(52,753)

  (39,730)

Cash, beginning of year

31,631

  71,361

Cash (bank indebtedness), end of year

$

(21,122)

31,631

Supplemental Cash Flow Information:

Interest paid in cash during the period

 $   43,361

$

24,442

The accompanying notes form an integral part of these financial statements.

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

1.

Description of and significant changes in operations

The company was incorporated in 1993 under the laws of the Province of Ontario and prior to September 30, 2006, was primarily engaged in computer assembly, distribution and integration, computer warranty and maintenance service and e-business consulting.  The reporting currency is Canadian dollars unless otherwise noted.

On July 31, 2006, Michael A.S. Green (“Seller”), MIAD Systems Ltd. (the “Company”), and M.L. Strategic Limited (“Buyer” or “MLSL”), closed a transaction into escrow pursuant to a Stock Purchase Agreement (the “Agreement”), whereby Seller agreed to sell, and Buyer agreed to purchase, 2,300,000 shares of common stock of the Company, representing approximately 62% of the issued and outstanding shares of the Company. As described in note 20 and 21, significant changes to the Company’s ownership and operations occurred after the year-end.  On October 30, 2006, a majority of the shareholders of MIAD Systems Ltd. (the “Company”) approved a proposal to decrease the number of issued and outstanding shares of the Company through authorization of a 1:3 reverse stock split, and also approved a proposal to change the Company’s name to “Melo Biotechnology Holdings Inc.”.  The name change became effective on November 14, 2006, when it was approved by the Ontario Ministry of Consumer and Business Services.  Effective November 22, 2006, MIAD Systems Ltd. (the “Company”) sold all of its operating assets and liabilities relating solely to the Company's computer business carried on prior to September 30, 2006, to MIAD Information Systems Ltd. (“MISL”).  MISL is owned by Michael A.S. Green an individual who disposed of his interest in the Company as described in note 20.

Subsequent to these changes, in October 2006, the Company formed a wholly owned subsidiary which purchases nutritional supplements from manufacturers and distributors.  These products are distributed to individual sales agents who market the products to vendors.  Currently there are over 15 nutritional supplements. Among the products that are offered for sale are: 1) Calcium Tablets; 2) Vitamin B Tablets; 3) Vitamin C Tablets; 4) Protein Powder; 5) Garlic Capsules; and 6) Amino Acid-Calcium Capsules.  In addition to the nutritional supplements that it offers for sale, it also carries and distributes Chinese healthcare products and Chinese herbal supplements.  None of these products are manufactured by the Company.

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

2.

Going concern

These financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. During the year ended September 30, 2006, the Company had a working capital deficiency of $444,297 (2005 - $321,107).

As described in note 1, the Company has made significant changes to its operations and has entered the business of distributing nutritional supplements. The management of the company is confident that it will achieve profitable operations and support of its creditors and has secured sufficient financial resources to continue as a going concern. There can be no assurance that the Company will be successful in realizing its business plans and thus attain the revenues or investment capital to generate sufficient cash flows to continue as a going concern.  These financial statements do not include any adjustments to the carrying value of the assets and liabilities, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate; such adjustments could be material.

   3.

Significant accounting policies

Basis of Accounting

These financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"), which do not materially differ from accounting principles generally accepted in the United States ("US GAAP") except as described in Note 19.

Property and Equipment and Depreciation

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided at rates intended to write off the assets over their estimated productive lives as follows:

Office equipment

- 10-20% diminishing balance

Computer equipment

- 20-45% diminishing balance

Computer software

- straight-line over 60 months

Any additions that are made throughout the year are calculated at 1/2 the above stated depreciation rates.

Cash

The Company periodically maintains cash balances in financial institutions in excess of C.D.I.C. insured limits.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, and accounts payable and accrued charges are reflected in the financial statements at fair values due to the short term maturity of those instruments.

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

3.

Significant accounting policies (continued)

Foreign Currency Translation

Revenue and expense items denominated in foreign currencies are translated into Canadian dollars at the rates of exchange prevailing during the period. Monetary assets and liabilities denominated in foreign currencies are translated at the period-end exchange rates. Non-monetary assets and liabilities are translated at rates of exchange in effect when the assets are acquired or obligations incurred. Income statement items denominated in foreign currencies are translated at the average exchange rate for the year.  Foreign exchange gains and losses are reflected in net income for the period.

Income taxes

The asset and liability method is used for determining income taxes. Under this method, future tax assets and liabilities are recognized at the estimated taxes recoverable or payable which would arise if assets and liabilities were recovered and settled at the financial statement carrying amounts. Future tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Changes to these balances are recognized in income in the period in which they occur. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

3.

Significant accounting policies (continued)

Stock-based compensation

The Company applies the fair value method of accounting to all stock-based compensation payments to both employees and non-employees.  The estimated fair value of the options is measured at the grant date using the Black-Scholes valuation model and is amortized to earnings over the vesting period on a straight-line basis.

Consideration received on the exercise of the stock options, together with any amount previously recognized in contributed surplus, is recorded as an increase to share capital.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in Canada requires the Company's management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years presented.  Actual results could differ from those estimates, and as adjustments become necessary, they are reported in the earnings during the period in which they become known.

The significant areas requiring the use of management's judgments relates to; the estimated useful lives of property and equipment, the net realizable value of accounts receivable and inventory and the recording of accruals, which impacts the charges against net income.

Impairment of Long-lived Assets

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying value exceeds the total un-discounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the assets over its fair value.

4.

Allowance for doubtful accounts receivable

The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in the Company's receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.  At September 30, 2006, the allowance for doubtful accounts receivable was $28,500 (2005 - $2,850).

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

5.

Concentrations of credit risk

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements.  Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable.  Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales.  During the fiscal year ended September 30, 2006, three customers accounted for 43% of the Company's receivables and no single customer accounted for greater than 10% of the Company's sales. During the fiscal year ended September 30, 2005, three customers accounted for 39% of the Company's receivables and no single customer accounted for 10% of the Company's sales. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

6.

Inventory

As at September 30, 2006 and 2005, inventory by major classification was as follows:

	2006	2005

Finished goods	$ 207,314	$ 105,415
Component parts	109,445	64,726
	316,759	170,141

7.

Loan receivable (payable) - related party

As at September 30, 2006, the loan payable was due to Michael A.S. Green (President, CEO and a director), is non-interest bearing, unsecured with no fixed terms of repayment.

As at September 30, 2005, the loan receivable was due from Michael A.S. Green, was non-interest bearing, unsecured and had no fixed terms of repayment.  Subsequent to the year-end, this loan was repaid.

8.

Property and equipment

	Cost	Accumulated Depreciation	Net 2006	Net 2005

Office Equipment	$ 200,821	$ 114,016	$ 86,805	$ 91,307
Computer Equipment	114,553	69,840	44,713	42,250
Computer Software	85,861	71,400	14,461	29,400

	$ 401,235	$ 255,256	$ 145,979	$ 162,957

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

9.

Bank Indebtedness

Bank indebtedness includes the amount of $586,167 representing cheques that were outstanding and in excess of available funds at year-end.

10.

Accounts payable and accrued liabilities

In 2000, the Company signed General Security Agreements with two of its suppliers, Synnex Canada Inc. and Ingram Micro Canada, Inc., granting security over all of the assets of the Company ranking after any banking security.  At September 30, 2006, the two suppliers are owed $1,236,486 and $231,097 respectively (2005 - $1,180,233 and $213,988).  The Company purchases the majority of its products from these two suppliers and pays interest of 14% and 18% per annum, respectively, on the outstanding balances. The President of the Company has personally guaranteed all debts owing to these suppliers.

Interest paid to the above suppliers as at September 30, 2006 was approximately $17,300 (2005 - $12,000).

11.

Capital stock

The Company is authorized to issue an unlimited number of shares of common stock without par value (which is the common form of incorporation in Canada), of which 3,711,400 shares are issued and outstanding as of September 30, 2006 and 2005.  The holders of common stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of shareholders is taken.  The holders of the common stock do not have any pre-emptive rights to subscribe for or purchase any shares of any class of stock.

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

A 1:3 reverse stock split was approved by the shareholders on October 30, 2006, as described in note 21.

12.

Stock based compensation

The Company stock option plan authorizes the granting of stock options to employees.  Under the plan, the exercise price of the option equals the market price of the Company's stock on the grant date.

The following table summarizes information about the stock options outstanding as at September 30, 2006 and 2005:

Exercise price (USD)	Number of options outstanding and exercisable at September 30, 2006 and 2005	Expiry Date
$0.69	25,000	September 2007

No options were granted, exercised or cancelled in 2006 or 2005, however 200,000 options did expire in 2006.

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

13.

Related party transactions

Transactions with related parties were incurred in the normal course of business and, unless noted otherwise, were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

A director and majority shareholder is employed by the Company under a service contract and was paid $178,000 (2005 - $150,000).

14.

Contingent liabilities

In 2003, a former employee commenced a lawsuit for wrongful dismissal and breach of contract.  The Company filed a statement of defense and a counter-suit.  The final outcome of this matter is uncertain but management believes that any effect would not be material to the Company's financial position as the plaintiff passed away during the prior year. Accordingly, no provision has been recorded in the accounts of the Company.

15.

Bad debt expense

During 2005, the Company agreed to repay approximately $85,000 to a former customer, 360networks, as a result of their chapter 11 case.

16.

Lease obligations

The Company is committed under operating leases for business premises for approximately $259,350.  The lease expires on November 30, 2010 and was assigned to MIAD Information Systems Ltd., effective November 22, 2006, as described in note 21.

Approximate annual minimum payments are as follows for fiscal years ending:

2007

$

59,850

2008

61,928

2009

62,344

2010

64,422

2011

10,806

$

259,350

17. Earnings (loss) per common share

Net earnings (loss) per common share is calculated using the weighted average number of common shares outstanding during the period, which was 3,711,400 (2005 - 3,711,400).  The inclusion of the Company's stock options in the computation of diluted earnings (loss) per common share would have an anti-dilutive effect on earnings (loss) per common share.  Consequently, there is no difference between basic and diluted earnings (loss) per common share.

Pro-forma net earnings (loss) per common share and pro-forma weighted average number of common shares are determined taking into account the 1:3 reverse stock split that was approved by the shareholders on October 30, 2006, as described in note 21.

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

18.

Income taxes

The effective tax rate of nil (2005 - nil) for income taxes varies from the statutory income tax rate of 36% (2005 - 36%) due to the fact that losses were incurred, and thus there are no income taxes payable  (2005 - losses carried forward were applied against taxable income resulting in income taxes payable of nil).

The Company has losses for income tax purposes of $762,000 which are available to reduce taxable income earned in the future from the business activities that were being pursued when the losses occurred.  Due to the change in control of the company, as described in note 20, certain limitations may result in the utilization of the losses available for carry forward.  The potential future benefit of these amounts has not been recorded as it cannot be considered more likely than not that they will be utilized to reduce future taxable income. The benefit will be recorded when realized.

Losses for tax purposes expire as follows:

           2007

        $                    123,000

2008

174,000

2014

356,000

2016

109,000

$

762,000

Deferred tax assets are as follows:

	2006	2005

Available non-capital losses	$ 274,000	$ 247,000
Excess tax depreciation	2,000	11,000
Less: valuation allowance	(276,000)	(258,000)
Net deferred tax assets	$ -	$ -

19.

Significant differences between Canadian and United States GAAP

The Company's financial statements were prepared using Canadian GAAP, which differs in some respects from US GAAP. There are no material differences between Canadian GAAP and US GAAP in the balance sheets of the Company as at September 30, 2006 and 2005, and the statements of income, shareholders' equity and cash flows for the years then ended. The following additional disclosures are made for US GAAP disclosure requirements.

(i)  Stock Based Compensation

As more fully described in note 3, the Company has prospectively adopted the new Canadian GAAP recommendations, which require that a fair value method of accounting be applied to all stock-based compensation awards to both employees and non-employees granted on or after October 1, 2003. The Canadian GAAP recommendations are substantially harmonized with US GAAP rules.  Therefore, there is no GAAP difference for stock-based compensation and awards in fiscal 2006 or 2005.

(ii) Freight Costs

Freight costs incurred for delivering goods to customers are included in cost of goods sold and amounted to $43,300 and $53,500 in 2006 and 2005, respectively.  The Company generated $27,900 and $23,000 of freight revenues recharged to customers in 2006 and 2005, respectively, and these amounts are included in sales.

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

19. Significant differences between Canadian and United States GAAP (continued)

(iii) Statement of Comprehensive Income

In Accordance with SFAS No. 130, "Reporting Comprehensive Income", the Company is required to report its comprehensive income.  Other comprehensive income refers to revenue, expenses, and gains and losses that under US GAAP are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to shareholders' equity.  A statement of comprehensive income has not been prepared as the Company has no items of comprehensive income.  Comprehensive income is the same as net income for the years presented herein.

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

In February 2006, the FASB issued Statement No.155, "Accounting for Certain Hybrid Financial Instruments - Amendment to FASB No. 133 and 140" ("Statement 155").  Statement 155 resolves certain issues addressed in Statement 133 and (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation; (b) clarifies which interest only strips and principal only strips are not subject to the requirements of Statement 133; (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company does not anticipate that the application of Statement 155 will have an impact on the financial statements of the Company.

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

19. Significant differences between Canadian and United States GAAP (continued)

(v) Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued Statement No.156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140" ("Statement 156").  Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.  The statement permits the entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.  The statement further requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company does not anticipate that the application of Statement 156 will have an impact on the financial statements of the Company.

In July 2006, the FASB issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not anticipate that the application of Interpretation FIN 48 will have an impact on the financial statements of the Company.

In September 2006, the FASB issued Statement No.157, "Fair Value Measurements" ("Statement 157").  Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The Company does not anticipate that the application of Statement 157 will have an impact on the financial statements of the Company.

In September 2006, the FASB issued Statement No.158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("Statement 158").  Statement 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The Company does not anticipate that the application of Statement 158 will have an impact on the financial statements of the Company.

 MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

20. Change in Control

On July 31, 2006, Michael A.S. Green (“Seller”), MIAD Systems Ltd. (the “Company”), and M.L. Strategic Limited (“Buyer” or “MLSL”), closed a transaction into escrow pursuant to a Stock Purchase Agreement (the “Agreement”), whereby Seller agreed to sell, and Buyer agreed to purchase, 2,300,000 shares of common stock of the Company, representing approximately 62% of the issued and outstanding shares of the Company.  The purchase price for the transaction was $519,000.00.

On July 31, 2006, both the funds and the shares relating to the Agreement were placed into escrow to ensure that a prospective re-domicile of the Company from Canada to the British Virgin Islands occurs in a timely manner.  However, the Company subsequently elected not to pursue a re-domicile. Following that decision, the escrow was officially closed on November 7, 2006 and all funds and shares were transferred accordingly.  While in escrow, the Seller retained voting control over the shares, but executed a stock proxy on behalf of the Buyer.

MLSL used its own capital to purchase the stock.

Neither MLSL nor any of its affiliates have any relationship with the Company or any of its affiliates other than in respect of the Stock Purchase Agreement.

MELO BIOTECHNOLOGY HOLDINGS INC.

(FORMERLY MIAD SYSTEMS LTD.)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 and 2005

(All Amounts Expressed in Canadian Dollars)

21. Subsequent events

On October 30, 2006, a majority of the shareholders of MIAD Systems Ltd. (the “Company”) approved a proposal submitted by the Board of Directors to change the Company’s name to “Melo Biotechnology Holdings Inc.”    The name change became effective on November 14, 2006, when it was approved by the Ontario Ministry of Consumer and Business Services.

In October 2006, Melo Biotechnology Holdings Inc., a Canadian corporation formerly known as MIAD Systems Ltd. (the “Company”), formed a wholly-owned subsidiary, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, to engage in the sales of health products throughout Hong Kong and China (the “Territory”).  Through Melo Limited, the Company engages in the sale of dietary nutritional supplements in the Territory.

On October 30, 2006, a majority of the shareholders of MIAD Systems Ltd. (the “Company”) approved a proposal submitted by the Board of Directors to decrease the number of issued and outstanding shares of the Company through authorization of a 1:3 reverse stock split of all issued and outstanding shares, without causing a reduction in the total number of authorized shares. The Company previously had a total of 3,711,400 shares issued and outstanding.  This reverse split reduced the number of issued and outstanding shares to approximately 1,237,134 shares.

Effective November 22, 2006, MIAD Systems Ltd. (the “Company”) sold all of its operating assets and liabilities relating solely to the Company's computer business carried on prior to September 30, 2006, to MIAD Information Systems Ltd. (“MISL”).  MISL is owned by Michael A.S. Green an individual who disposed of his interest in the Company as described in note 20.

December 7, 2006, MLSL lent the Company $380,000 USD for use as operating capital in the Company's business. The loan is unsecured and non-interest bearing. Pursuant to the agreement, the Company is obligated to pay back the principal balance of the loan in a balloon payment one year from the effective date (which is 21 days from December 7, 2006).

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

There have been no changes or disagreements with our accountants on accounting and financial disclosure.

ITEM 8A.

CHANGES IN CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

As of September 30, 2006, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer and the expiration of their terms as directors are as follows:

Name	Age	Position	Period Served as Director

Michael Green*	63	President, Chief Executive Officer and Director	Since September 1998
Fung Ming	38	Director	Since August 2006

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

* Mr. Green resigned as a director and the President, Treasurer and Secretary of the Company on November 23, 2006. The Board of directors appointed Mr. Tommy Chin Kwan Chan, a Canadian citizen, to the Board of Directors to fill the vacancy left as a result of Mr. Green’s resignation.  Mr. Chan, age 39, is an accountant and currently works as Director of Finance and Human Resources in a not-for-profit organization in Canada. Mr. Chan has worked in the finance and accounting industry for 15 years. He was previously employed with two start-up telecommunication companies and was the Financial Controller for one of them. At these companies, Mr. Chan was responsible for developing the accounting, finance and human resource departments. Before joining the telecommunications industry, he was responsible for the successful listing of a manufacturing company on the Singapore Stock Exchange and for overseeing that company's China and Hong Kong financial control duties. Additionally, Mr. Fung Ming was appointed as President and Treasurer and Chan Yuen Wah was appointed as Secretary of the Company.

Fung Ming is the Executive Director of M.L. Strategic Limited. For the past ten years, Mr. Fung has been self-employed as a business consultant; and providing consulting services in accounting, taxation and company secretarial matters.

All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified.  Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

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

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Family Relationships

None

Compliance with Section 16(a) of the Exchange Act

All reports required by Section 16(a) of the Exchange Act were timely filed by all directors and beneficial owners of more than ten (10%) percent of any class of equity securities of the

Company registered pursuant to Section 12 of the Act, except for the Form 3 for ML Strategic Limited; however, such report has now been filed.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth the compensation of our management for the past four fiscal years.  Michael Green, our President and Chief Executive Officer is the only member of our current management that earned $100,000 or more in the last four fiscal years.

Summary Compensation Table

Long-term Compensation

Name & principal position	Fiscal Year 2006 2005	Base Salary 178,000 150,000	Bonus none none	Annual compensation 178,000 150,000	Restricted Stock Awards None None	Underlying Options None None	LTI Pay-outs None None	Other Compensation None None
Michael Green President CEO and Director	2004 2003 2002 2001	100,000 100,000 100,000 180,000	none 16,000 none 15,000	100,000 116,000 100,000 195,000	None None None None	None None None None	None None None None	None None None None

Option Grants in 2006

The Board of Directors granted no options in 2006.

Aggregated Option/ Exercises and Fiscal Year-end Options/Exercises

OPTIONS                               EXERCISE

Grant Month	Year	Shares Optioned	Option Price	Start Date	Expiry Date	Shares Exercised 9/30/06

June September September	1999 2001 2002	160,000 40,000 25,000	$ 0.20 $ 1.75 $ 0.69	June/01 Sept/02 Sept/03	June/06 Sept/06 Sept/07	None None None

Stock Options Outstanding
Outstanding at beginning of year	225,000
Granted during year	---
Exercised	---
Cancelled	200,000
Outstanding at end of year (9/30/2006)	25,000
Exercisable at end of year (9/30/2006)	25,000

Long Term Incentive Plan Awards Table

None

Compensation of Directors

None

Employment Contracts and Termination of Employment and Change of Control Arrangements

(a) Employment Agreements

Mr. Green has a month-to-month extension of his one-year employment agreement that provides for an annual salary of $200,000 (Canadian) per year.  He also is entitled to earn a sales commission at the rate of $5,000 for each $1,000,000 of sales achieved by us in the fiscal year up to the first $10,000,000 of sales.  If sales exceed $10,000,000, he will receive a bonus of $20,000.  For sales above $10,000,000, his bonus will be $12,000 for each $1,000,000 of sales.  Mr. Green also will be entitled to receive a bonus of 4% of our pre-tax profit.  The employment agreement also provides a covenant by Mr. Green that he will not compete with or solicit any business of MIAD for a three-year period from employment termination.  This employment agreement has been extended on a month-to-month basis for additional one-year terms and expires in October 2007. Mr. Green did not receive the full amount to which he was entitled, as per his compensation agreement, in the fiscal year ended September 30, 2006 (nor in any previous fiscal year). In addition, Mr. Green has personally guaranteed all debts owing to Ingram Micro Canada, Inc. and Synnex Canada MIAD’s major suppliers.

(b) Termination of Employment Agreements

None

(c) Change of Control Arrangements

None

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 2006, the stock ownership of each executive officer and director of the Company, of all executive officers and directors as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any options, warrants or other rights to acquire additional securities of the Company, except as may be otherwise noted.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percentage of Class (2)
Common	Michael A.S. Green (3) 178 Ridley Blvd. Toronto, Ontario, Canada	2,300,000	61.97%
	Fung Ming (4) Room A, 1/F 2 Sheung Hei Street Kowloon, Hong Kong	0	0
	All Officers and Directors as a group (2 people)	0	0

(1) These shares are directly owned by the corporation.

(2) Percentage is based upon 3,711,400 shares of common stock outstanding on September 30, 2006.

(3) Former officer or director.

(4) Officer or director.

Stock Option Plan

In June 1999 the Board of Directors approved a Stock Option Plan (the “Plan” which authorizes that up to a maximum of 15% of the Company’s issued and outstanding common stock is available to be issued under the Plan to those persons who can participate in the Plan in accordance with its terms.  Options to purchase an aggregate of 160,000 shares of our common stock (the “Options”) were approved by the Board of Directors in June 1999 for two persons and ratified by our shareholders when they approved the Plan at our shareholders meeting held on April 24, 2001.  The Options have an exercise price of $.20 (USD) per share and are exercisable, in part, at any time from June 17, 2001 until June 17, 2006.  The exercise price was determined by the Board at a time prior to the Company’s common stock being listed for trading in the “pink sheets.” Options to purchase an aggregate of 40,000 shares of our common stock were approved by the Board of Directors on September 24, 2001. These options have an exercise price of $1.75 (USD) per share and are exercisable, in part, at any time from September 24, 2002 until September 24, 2006. In addition, options to purchase an aggregate of 25,000 shares of our common stock were approved by the Board of Directors on September 20, 2002. The options have an exercise price of $0.69(USD) per share and are exercisable, in part, at any time from September 20,2003 until September 20,2007. In both of these latter instances, the exercise price per share of common stock was the fair market value on the date on which the option was granted. The Plan provides that no resident of the United States may be a participant in the Plan unless such participation would not violate any applicable securities or other laws of the United States or any state, territory or possession of the United States.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two (2) years, we have not entered into a transaction with a value in excess of $60,000 with an officer, director or beneficial owner of 5% or more of our common stock except as described under Item 9(c) entitled “Identification of Certain Significant Employees” and Item 4. entitled “Employment Agreements” and as follows:

In July 2000, we entered into security agreements with each of our two major suppliers. Our President, Michael Green, has personally guaranteed all of the debts owing to Ingram Micro Canada, Inc. and Synnex Canada.. The amount of the debt guaranteed by Mr. Green to Ingram Micro at September 2006 was $231,097 (Canadian) and to Synnex Canada was $1,236,486(Canadian).

ITEM 13.

EXHIBITS

3.0

Articles of Incorporation of MIAD Systems Ltd.*

3.1

Articles of Amendment of Articles of Incorporation*

3.2

Bylaws*

4.0

Warrant Certificate*

10.0

Office Lease dated November 14, 1996*

10.1     Lease Renewal Agreement dated November 1, 2005 **

10.2

Employment Agreement for Michael Green dated October 1, 1999*

10.3     Renewal Employment Agreement for Michael Green dated October 2, 2006

10.4

Stock Option Plan*

10.5

Security Agreement with Merisel Canada, Inc.*

10.6

Security Agreement with Ingram Micro Canada, Inc.*

31.1     Certification pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities

Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities

Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section

906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section

906 of the Sarbanes-Oxley Act of 2002.

*     Filed as an exhibit to Form 10-SB filed with the SEC on July 10, 2001, and herein incorporated by reference.

** Filed as an exhibit to form 10-KSB filed with the SEC in December 2005 and herein incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Schwartz Levitsky Feldman, LLP for audit of the Company's annual financial statements were CAD $30,000 for the fiscal year ended September 30, 2006, and CAD $18,000 by Sloan Partners LLP for the fiscal year ended September 30, 2005.

The aggregate fees billed by Schwartz Levitsky Feldman, LLP for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were CAD $10,405 during the period ended September 30, 2006 and CAD $ 4,500 by Sloan Partners LLP during the period ended September 30, 2005.

(2) Schwartz Levitsky Feldman, LLP billed the Company CAD $40,405 and $0.00 respectively, for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending September 30, 2006 and September 30, 2005.

Tax Fees

(3) The aggregate fees billed by for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2006 and $0 for the fiscal year ended 2005.

All Other Fees

(4) Schwartz Levitsky Feldman, LLP did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2006 and 2005.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Melo Biotechnology Holdings Inc.

Date:   January 12, 2007

By: /s/ Fung Ming

Fung Ming, President, Director and Principal Financial Officer

In accordance with the exchange Act, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Melo Biotechnology Holdings Inc.

By: /s/ Fung Ming

President and Director