Form 10QSB
period 2006-12-31
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2007-03-22
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

MELO BIOTECHNOLOGY HOLDINGS INC.
(Name of small business issuer in its charter)

Canada (State or jurisdiction of incorporation or organization)	03-30801 (Commission File Number)	59-1944687 (I.R.S. Employer Identification No.)

Room 1411, West Tower, Shuntak Center, 168-200 Connaught Rd., Central, Hong Kong
(Address of principal executive offices)

Issuers telephone number (852) 25598000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of December 31 2006, there were 1,237,134 shares of voting common stock, without par value, of Melo Biotechnology Holdings Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

Table of Contents

PART I

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

10

ITEM 3. CONTROLS AND PROCEDURES

12

PART II

13

ITEM 1. LEGAL PROCEEDINGS

13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 5. OTHER INFORMATION

13

ITEM 6. EXHIBITS

14

SIGNATURES

15

PART I

Item 1. Financial Statements

MELO BIOTECHNOLOGY HOLDINGS INC.

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED)

INDEX

Page
Condensed balance sheets	4
Condensed statements of operations	5
Condensed statements of cash flows	6
Notes to condensed financial statements	7-9

Melo Biotechnology Holdings Inc.

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of December 31, 2006 and September 30, 2006

	December 31	September 30
	2006	2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalent	283,340	-
Accounts receivables (note 4)	556,475	1,074,164
Inventories	-	316,759
Total current assets

Plant and equipment (note 5)	13,620	145,979

TOTAL ASSETS	853,435	1,536,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank indebtedness	-	21,122
Accounts payables and accrued liabilities (note 6)	30,369	1,797,905
Income taxes payable	64,000	-
Due to stockholder – related party (note 7)	443,891	16,193
Total current liabilities

TOTAL LIABILITIES	538,260	1,835,220

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 1,237,134 at December 31, 2006
(3,711,400 at September 30, 2006)-	590,299	590,299

Deficits	(275,124)	(888,617)

TOTAL STOCKHOLDERS’ SURPLUS/(DEFICIT)	315,175	(298,318)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	853,435	1,536,902

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2006

And For the Three Months Ended December 31, 2005

	3 months ended	3 months ended
	December 31	December 31
	2006	2005
	(unaudited)	(audited)

Revenue	761,819	1,631,180

Cost of goods sold	292,490	1,353,049

Gross profit	469,329	278,131

Operating expenses
General and administrative expenses	76,294	265,452
Selling and distribution costs	16,351	43,057
Total operating expenses

INCOME/(LOSS) FROM OPERATIONS	376,684	(30,378)

OTHER INCOME
Gain on disposal of subsidiary	298,318	-
Sundry income	2,491	-
		-

INCOME/(LOSS) BEFORE INCOME TAXES	677,493	(30,378)

INCOME TAXES	64,000	-

NET INCOME/(LOSS)	613,493	(30,378)

ACCUMULATED DEFICITS, BEGINNING OF PERIOD	(888,617)	(748,449)

ACCUMULATED DEFICITS, END OF PERIOD	(275,124)	(778,827)

NET LOSS PER COMMON SHARE
Basic and fully diluted	0.186	(0.008)

WEIGHTED AVERAGE COMMON SHARE
OUTSTANDING
Basic and fully diluted	3,299,022	3,711,400

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2006

And For the Three Months Ended December 31, 2005

	3 months ended	3 months ended
	December 31	December 31
	2006	2005
	(unaudited)	(audited)
Cash flows from operating activities
Net income/(loss) for the period	677,493	(30,378)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Gain on disposal of a subsidiary	(298,318)
Amortization and depreciation	908	9,539
Cash effect of changes in:
Accounts receivable	(556,475)	104,274
Inventory	-	(71,248)
Prepaid expenses	-	(2,520)
Accounts payables and accrued liabilities	30,369	(201,038)

Net cash flows used in operating activities	(146,023)	(191,371)

Cash flows from investing activities
Purchase of equipment	(14,528)	(3,358)

Net cash flows used in investing activities	(14,528)	(3,358)

Cash flows from financing activities
Loan from related parties	443,891	172,718

Net cash flows provided by financing activities	443,891	172,718

Net increase/(decrease) in cash and cash equivalents	283,340	(22,011)

Cash and cash equivalents - beginning of period/year	-	31,631

Cash and cash equivalents - end of period/year	283,340	9,620

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Interim Financial Statements

December 31, 2006 (unaudited)

1.  BASIS OF PRESENTATION

The accompanying interim financial statements of Melo Biotechnology Holdings Inc. (the "Company") are unaudited and have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP") for interim financial statements. Accordingly, they do not include certain disclosures normally included in annual financial statements prepared in accordance with such principles.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(b)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for the impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assts to be held and used is done by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value o the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarter ended December 31, 2006.

(c)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company does not maintain any bank accounts in the United States of America.

  (d) Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivables, accounts payable, accrued liabilities, taxes payable and due to stockholder. Management has estimated that the carrying amounts approximate their fair values due to their intended short-term nature.

(e)

Revenue Recognition

Revenues represent the invoiced value of goods sold, recognized upon the delivery of goods to customers, less any sales discounts and allowances.

(f)  Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and reported amounts of revenues and expenses using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

(g)  Income Taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In accordance with the relevant tax laws and regulations of Hong Kong Special Administrative Region of the Peoples’ Republic of China (“Hong Kong”), the corporation income tax rate is 17.5%. of net income (profits) before income taxes. At times generally accepted accounting principles in the United States of America requires the Company to recognize certain incomes and expenses that do not conform to the timing and conditions allowed by Hong Kong. The Company had no timing differences that would benefit a future period; therefore, no income tax benefits are recognized in the financial statements.

(h)

Related Parties

Parties are considered to be related to the company if the company has the ability, directly or indirectly, to control the party, or exercise significant influence over the party in making financial and operating decisions, or vice versa; or where the company and the party are subject to common control or common significance. Related parties may be individuals (being members of key management personnel, significant shareholders and/or their close family members) or other entities which are under the significant influence of related parties of the company where those parties are individuals, and post-employment benefit plans which are for the benefits of employees of the company or of any entity that is a related party of the company.

(i)   New Accounting Pronouncements

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.  GOING CONCERN

These interim financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations.

4.  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to a single customer to whom the Company makes substantial sales with a credit period of 60 days. At December 31, 2006, this single customer accounted for all of the Company's receivables, amounting to CAD556,475 which were all current (September 30, 2006 - three customers accounted for 43% of the Company's receivables and no single customer accounted for greater than 10% of the Company’s sales). The Company regularly monitors the creditworthiness of this customer and believes that it has adequately provided for exposure to potential credit losses.

5.   PLANT AND EQUIPMENT

			December 31	September 30
		Accumulated	2006	2006
	Cost	Depreciation	Net	Net

Office equipment	6,970	435	6,535	86,805

Computer equipment	7,558	473	7,085	44,713

Computer software	-	-	-	14,461

	14,528	908	13,620	145,979

All the office and computer equipment have useful lives of 4 years.

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued legal fees which are all current.

7.  DUE TO STOCKHOLDER – RELATED PARTY

The loan payable is due to M.L. Strategic Limited, the ultimate controlling corporate stockholder, is non-interest bearing, unsecured and is repayable in one lump sum on 23 December 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in this report, includes forward-looking statements that include risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. This Form also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the operation and growth of our business and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in this registration as we are a development stage company with no operations to date. Our ability to generate revenue is subject to substantial risks.

Management's Discussion and Analysis or Plan of Operation

Melo Biotechnology Holdings Inc., (“We,” the “Company,” or “Melo”) a Canadian corporation formerly known as MIAD Systems Ltd., (“MIAD”) was formed in March 1993 and began operating its business at that time.  We were initially established as a full-line supplier of business computer systems as well as a provider of computer warranty, maintenance, installation and networking services; we did not sell to individuals. We provided these goods and services to our major clients who are primarily engaged in the corporate, institutional, municipal, utilities and education fields, typically as part of their computer networks.

On October 1, 2006, we formed a wholly-owned subsidiary, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, to engage in the sales of health products throughout Hong Kong and China (the “Territory”).  Through Melo Limited, we engage in the sale of dietary nutritional supplements in the Territory.  Melo Limited purchases nutritional supplements from manufacturers and distributors and then distributes the products to certain sales agents in Hong Kong and China (the “Territory”) who market the products to different vendors.  Melo Limited has an established office in Hong Kong.  Melo Limited utilizes sales agents throughout the Territory in an effort to sell and distribute its products. The sales agents are directly responsible for the promotion and sales of Melo Limited’s line of health products to vendors throughout the Territory.

Following the commencement of the business operations of Melo Limited, on October 1, 2006, the Company entered into an Asset Sale, Purchase and Transfer Agreement with MIAD Information Systems Ltd.(“Buyer”), a Canadian corporation.  The transaction was completed on November 22, 2006.  Under the Asset Sale, Purchase and Transfer Agreement, Melo sold all of the rights, properties, and assets used in the conduct of the Company’s computer distribution and custom assembled personal computer system business to the Buyer and the Buyer assumed all liabilities relating to the Company’s computer business.

As noted above, the Company entered into an agreement for the sale of its Computer Distribution Business on October 1, 2006 and subsequently sold its Computer Distribution Business on November 22, 2006. As a result, the figures from the Computer Distribution Business are not reflected in these interim financial statements for the period ended December 31, 2006.  Additionally, beginning on October 1, 2006, the Company engaged in a new line of business, the sale of health products, through its wholly owned subsidiary Melo Limited.  Accordingly, all of the sales figures reported in this interim financial statement are related to the Company’s business operations conducted through Melo Limited.  As a result, the figures relating to the Company’s Computer Distribution Business are not comparable to the figures relating to the Company’s business operations conducted through Melo Limted. The expenses in the Income Statement represent those related to the business of trading of health products. The expenses incurred are all related to selling and administrative functions.  No expense items are of exceptional nature or magnitude.

Liquidity and Capital Resources

For the period ended December 31, 2006, the Company’s balance sheet reflects current and total assets of CAD$853,435 in the form of cash and cash equivalents, accounts receivables, inventories, and plant and equipment.  The Company’ balance sheet reflects total stockholders’ equity of CAD$315,175 and an accumulated deficit of CAD$275,124.

As of December 31, 2006, the Company did not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments.

Results of Operations

Because of the commencement of the operations of Melo Limited and our sale of the Computer Distribution Business, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

The Company recorded net income of CAD$613,493 for the three month period ended December 31, 2006, compared to a net loss of CAD$30,378 for the three month period that ended December 31, 2005.  As stated above, the figures for the Company for the period ended December 31, 2005 are based exclusively upon the operation of the Company’s Computer distribution business.  The figures for the Company for the period ended December 31, 2006 are based exclusively upon the business operations of the Company conducted through its wholly owned subsidiary, Melo Limited.

For the three month period ended December 31, 2006, the Company had operating expenses of CAD $92,645, compared to CAD $308,509 for the three month period ended December 31, 2005.  Of this, for the three months ended December 31, 2006, CAD $76,294 was for general and administrative expenses and CAD $16,351 went to selling and distribution costs.  Of the expense during the three month period ended December 31, 2005, CAD $265,452 was for general and administrative expenses and $43,057 was for selling and distribution costs.

Revenue for the three month period ended December 31, 2006 was CAD $761,819, compared to CAD $1,631,180.  This decrease is due to the sale of the Computer Distribution Business and the commencement of Melo Limited.

Inflation

Inflation has not had a material impact on our business.

Currency Exchange Fluctuations

All of our revenues and a majority of the expenses in 2006 were denominated primarily in Renminbi ("RMB"), the currency of China. There can be no assurance that the RMB/Canadian dollar exchange rates will remain stable. A devaluation of the RMB relative to the Canadian dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. During the three months ended December 31, 2006, the RMB/Canadian dollar exchange rates did not have significant fluctuation.

Critical Accounting Policies and Estimates

We have identified one policy area as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. With respect to net realizable value of the Company's accounts receivable, significant estimation judgments are made and actual results could differ materially from these estimates.

The Company does not have any reserves against its accounts receivable at December 31, 2006. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable is sufficient to realize the current carrying value of the accounts receivable. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the products. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers’ financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for non-recoverable accounts receivable.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred or services have been rendered;

3. The seller's price to the buyer is fixed or determinable; and

4. Recoverability is reasonably assured.

The majority of the Company's revenue results from sales contracts with distributors and revenue are generated upon the delivery of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring recoverability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Item 3. Controls and Procedures

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our certifying officers have concluded that our disclosure controls and procedures require additional diligence to be considered effective in reaching that level of assurance.

As of the end of the period of this report, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures require additional diligence to be considered effective. We have put additional controls and procedures in place to assure that we attain the appropriate level of assurance on a going forward basis.

(B) CHANGES IN INTERNAL CONTROLS.

There have not been any changes in the Company's internal controls (as such is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of our Company's or our Company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

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

Item 5. Other Information

On November 13, 2006, Michael Green, a director of the Company, submitted his resignation to be effective as of November 23, 2006.  His resignation was not due to a disagreement with the Company.

The Board of Directors appointed Tommy Chan as a new director, effective November 23, 2006.  Mr. Chan does not have an employment agreement with the Company.  There were no transactions during the last two years, or proposed transactions, to which the Company was or is to be a party, in which the new director had, or is to have a direct or indirect, material interest.

Biography of Tommy Chan

Tommy Chan, age 39, is an accountant and currently works as the Director of Finance & Human Resources in a not-for-profit organization in Canada.  Mr. Chan has worked in the finance and accounting industry for 15 years.  He was previously employed with two start-up telecommunications companies and was the Financial Controller for one of them. At these companies, Mr. Chan was responsible for developing the accounting, finance, and human resources departments.  Before joining the telecommunications industry, he was responsible for the successful listing of a manufacturing company on the Singapore Stock Exchange and for overseeing that company's China and Hong Kong financial control duties.

On December 7, 2006, the Company entered into a Loan Agreement with M.L. Strategic Limited (“MLSL”), a British Virgin Islands corporation. MLSL is the owner of a majority of the issued and outstanding shares of the common stock of the Company.  Pursuant to the Agreement, the Company borrowed from MLSL $380,000.00 for use as operating capital in the Company’s business.  The loan is an unsecured, non-interest bearing loan.  Pursuant to the Agreement, the Company is obligated to pay back the principal balance of the loan in a balloon payment, one year from the Effective Date.

Item 6. Exhibits

(a) Exhibits

3.1

Articles of Incorporation (herein incorporated by reference from Form 10-SB filed with the SEC on July 10, 2001).

3.2

Bylaws (herein incorporated by reference from Form 10-SB filed with the SEC on July 10, 2001).

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MELO BIOTECHNOLOGY HOLDINGS INC.

By: /s/ Fung Ming

Fung Ming, President and Director

Date: March 22, 2007

By: /s/ Fung Ming

Fung, Chief Financial Officer

Date: March 22, 2007