Form 10QSB
period 2007-03-31
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2007-05-21
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Issuers telephone number (852) 25598000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of March 31 2007, there were 1,237,134 shares of voting common stock, without par value, of Melo Biotechnology Holdings Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

Table of Contents

PART I

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

10

ITEM 3.

CONTROLS AND PROCEDURES

13

PART II

13

ITEM 1.

LEGAL PROCEEDINGS

13

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

13

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

14

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

14

ITEM 5.

OTHERE INFORMATION

14

ITEM 6.

EXHIBITS

14

SIGNATURES

15

PART I

ITEM 1. FINANCIAL STATEMENTS

MELO BIOTECHNOLOGY HOLDINGS INC.

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

INDEX

Page
Condensed balance sheets	4
Condensed statements of operations	5
Condensed statements of cash flows	6
Notes to condensed financial statements	7-9

Melo Biotechnology Holdings Inc.

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of March 31, 2007 and September 30, 2006

March 31
2007
(unaudited)
ASSETS
Current assets
Cash and cash equivalent	617,912
Accounts receivables (note 4)	511,962
Inventories	-
Total current assets	1,129,874

Plant and equipment (note 5)	12,671

TOTAL ASSETS	1,142,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank indebtedness	-
Accounts payables and accrued liabilities (note 6)	19,886
Income taxes payable	114,000
Due to stockholder – related party (note 7)	438,140
Total current liabilities

TOTAL LIABILITIES	572,026

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 1,237,134 at March 31, 2007
(3,711,400 at September 30, 2006)	590,299

Deficits	(19,780)

TOTAL STOCKHOLDERS’ SURPLUS/(DEFICIT)	570,519

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,142,545

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended March 31, 2007

And For the Three Months Ended March 31, 2006

	3 months ended	3 months ended
	March 31, 2007	March 31, 2006
	(unaudited)	(audited)

Revenue	591,504	1,296,470

Cost of goods sold	225,257	1,106,373

Gross profit	366,247	190,097

Operating expenses
General and administrative expenses	41,706	280,052
Selling and distribution costs	25,999	41,919
Total operating expenses	67,705

INCOME/(LOSS) FROM OPERATIONS	298,542	(131,874)

OTHER INCOME
Sundry income	6,802	-
		-

INCOME/(LOSS) BEFORE INCOME TAXES	305,344	(131,874)

INCOME TAXES	(50,000)	-

NET INCOME/(LOSS)	255,344	(131,874)

ACCUMULATED DEFICITS, BEGINNING OF PERIOD	(275,124)	(778,827)

ACCUMULATED DEFICITS, END OF PERIOD	(19,780)	(910,701)

NET INCOME/(LOSS) PER COMMON SHARE
Basic and fully diluted	0.21	(0.04)

WEIGHTED AVERAGE COMMON SHARE
OUTSTANDING
Basic and fully diluted	1,237,134	3,711,400

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended March 31, 2007

And For the Three Months Ended March 31, 2006

	3 months ended	3 months ended
	March 31, 2007	March 31, 2006
	(unaudited)	(audited)
Cash flows from operating activities
Net income/(loss) for the period	305,344	(131,874)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	949	9,782
Exchange gain on translation of amount due to
stockholder	(5,751)	-
Cash effect of changes in:
Accounts receivable	44,513	493,815
Inventory	-	(33,111)
Prepaid expenses	-	24,006
Accounts payables and accrued liabilities	(10,483)	(239,189)

Net cash flows from operating activities	334,572	123,429

Cash flows from investing activities
Purchase of equipment	-	(8,814)

Net cash flows used in investing activities	-	(8,814)

Cash flows from financing activities
Loan from related parties	-	(34,928)

Net cash flows provided by financing activities	-	(34,928)

Net increase in cash and cash equivalents	334,572	79,687

Cash and cash equivalents - beginning of period/year	283,340	9,620

Cash and cash equivalents - end of period/year	617,912	89,307

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Interim Financial Statements

March 31, 2007
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

(b)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for the impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assts to be held and used is done by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value o the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarter ended March 31, 2007.

(c)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company does not maintain any bank accounts in the United States of America.

Melo Biotechnology Holdings Inc.

Notes to the Interim Financial Statements

March 31, 2007
(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont)

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

Melo Biotechnology Holdings Inc.

Notes to the Interim Financial Statements

March 31, 2007
(unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont)

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

4.  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to a single customer to whom the Company makes substantial sales with a credit period of 60 days. At March 31, 2007, this single customer accounted for all of the Company's receivables, amounting to CAD511,962 which were all current (September 30, 2006 - three customers accounted for 43% of the Company's receivables and no single customer accounted for greater than 10% of the Company’s sales). The Company regularly monitors the creditworthiness of this customer and believes that it has adequately provided for exposure to potential credit losses.

5.   PLANT AND EQUIPMENT

			March 31	September 30
		Accumulated	2007	2006
	Cost	Depreciation	Net	Net

Office equipment	6,970	890	6,080	86,805

Computer equipment	7,558	967	6,591	44,713

Computer software	-	-		14,461

	14,528	1,857	12,671	145,979

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement.  Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On October 1, 2006, we formed a wholly-owned subsidiary, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, to engage in the sales of health products throughout Hong Kong and China (the “Territory”).  Through Melo Limited, we engage in the sale of dietary nutritional supplements in the Territory.  Melo Limited purchases nutritional supplements from manufacturers and distributors and then distributes the products to certain sales agents in the Territory who market the products to different vendors.  Melo Limited has an established office in Hong Kong.  Melo Limited utilizes sales agents throughout the Territory in an effort to sell and distribute its products. The sales agents are directly responsible for the promotion and sales of Melo Limited’s line of health products to vendors throughout the Territory.

Following the commencement of the business operations of Melo Limited, on October 1, 2006, the Company entered into an Asset Sale, Purchase and Transfer Agreement with MIAD Information Systems Ltd.(“Buyer”), a Canadian corporation.  The transaction was completed on November 22, 2006.  Under the Asset Sale, Purchase and Transfer Agreement, Melo sold all of the rights, properties, and assets used in the conduct of the Company’s computer distribution and custom assembled personal computer system business to the Buyer and the Buyer assumed all liabilities relating to the Company’s computer business.  Accordingly, all of the sales figures reported in this interim financial statement for the period ended March 31, 2007 are related only to the Company’s business operations conducted through Melo Limited.  As a result, the figures relating to the Company’s Computer Distribution Business for the periods ended March 31, 2006 are not comparable to the figures relating to the Company’s business operations conducted through Melo Limted. The expenses in the Income Statement represent those related to the business of trading of health products. The expenses incurred are all related to selling and administrative functions.  No expense items are of exceptional nature or magnitude.

Currency Exchange Fluctuations

All of our revenues and a majority of the expenses in first quarter of 2007 were denominated primarily in Renminbi ("RMB"), the currency of China. There can be no assurance that the RMB/Canadian dollar exchange rates will remain stable. A devaluation of the RMB relative to the Canadian dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. During the three months ended March 31, 2007, the RMB/Canadian dollar exchange rates did not have significant fluctuation.

Liquidity and Capital Resources

As of March 31, 2007, the Company’s balance sheet reflects current and total assets of CAD$1,142,545 in the form of cash and cash equivalents, accounts receivables and plant and equipment.  The Company’s balance sheet reflects total stockholders’ equity of CAD$570,519 and an accumulated deficit of CAD$19,780.

As of March 31, 2007, the Company did not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments.

Results of Operations

Because of the commencement of the operations of Melo Limited and our sale of the Computer Distribution Business, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

Results of Operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues

The Revenue recorded by the Company for the three month period ended March 31, 2007 was CAD $591,504, as compared to CAD $1,296,470 for the three month period ended March 31, 2006.  This decrease in revenue was due to the sale of the Computer Distribution Business and the commencement of business of Melo Limited.  As noted above, due to the sale of our Computer Distribution Business, we believe that period-to-period comparisons will not be meaningful in the short term and should not be relied upon as indicators of future performance.

Operating Expenses

For the three month period ended March 31, 2007, the Company had operating expenses of CAD $67,705, compared to CAD $321,971 for the three month period ended March 31, 2006.  Of this, for the three months ended March 31, 2007, CAD $41,706 was for general and administrative expenses and CAD $25,999 went to selling and distribution costs.  Of the expense during the three month period ended March 31, 2006, CAD $280,052 was for general and administrative expenses and $41,919 was for selling and distribution costs. As noted above, due to the sale of our Computer Distribution Business, we believe that period-to-period comparisons will not be meaningful in the short term and should not be relied upon as indicators of future performance.

Net Income

The Company recorded net income of CAD$255,344 for the three month period ended March 31, 2007, compared to a net loss of CAD$131,874 for the three month period that ended March 31, 2006.  As stated above, the figures for the Company for the period ended March 31, 2006 are based exclusively upon the operation of the Company’s Computer Distribution Business.  The figures for the Company for the period ended March 31, 2007 are based exclusively upon the business operations of the Company conducted through its wholly owned subsidiary, Melo Limited.  Accordingly, we believe that period-to-period comparisons will not be meaningful in the short term and should not be relied upon as indicators of future performance.

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

The Company does not have any reserves against its accounts receivable at March 31, 2007. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable which are sufficient to realize the current carrying value of the accounts receivable. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the products. Additionally, management has assumed that customers will continue to pay their outstanding invoices in a timely manner, and that their customers’ financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for non-recoverable accounts receivable.

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

ITEM 3.

CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our certifying officers have concluded that our disclosure controls and procedures require additional diligence to be considered effective in reaching that level of assurance.

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

PART II

ITEM 1.

LEGAL PROCEEDINGS

The Company is currently involved in litigation in the Ontario Superior Court of Justice regarding a dispute over a line of credit relating to the Company’s Computer Distribution Business.  As noted above, the Computer Distribution System was sold to MIAD Information Systems Ltd. on November 22, 2006.  Under the Asset Sale, Purchase and Transfer Agreement, MIAD Information Systems Ltd. assumed all of the liabilities relating to the Company’s Computer Distribution Business.  Accordingly, MIAD Information Systems Ltd. is responsible for any liability relating to the litigation. Based on information provided to Company management by MIAD Information Systems, Ltd. the Company believes that the litigation will be resolved within the next few months.  As a result of MIAD Information System’s indemnification obligations, we do not believe that the litigation could have a material adverse effect on our financial condition or results of operations. Furthermore, there is no other action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of our Company's or our Company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHERE INFORMATION

None

ITEM 6.

EXHIBITS

(a) Exhibits

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

Date: May 21, 2007

By: /s/ Fung Ming

Fung, Chief Financial Officer

Date: May 21, 2007