Form 10QSB
period 2007-06-30
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2007-08-20
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Issuers telephone number (852) 25598000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of June 30, 2007, there were 1,237,134 shares of voting common stock, without par value, of Melo Biotechnology Holdings Inc. issued and outstanding.

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

ITEM 5. OTHER INFORMATION

14

ITEM 6. EXHIBITS

14

SIGNATURES

15

PART I

ITEM 1. FINANCIAL STATEMENTS

MELO BIOTECHNOLOGY HOLDINGS INC.

CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

INDEX

Page
Condensed balance sheets	4
Condensed statements of operations	5
Condensed statements of cash flows	6
Notes to condensed financial statements	7-9

Melo Biotechnology Holdings Inc.

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of June 30, 2007 and September 30, 2006

	June 30	September 30
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalent	871,489	-
Accounts receivables (note 4)	536,149	1,074,164
Inventories	-	316,759
Total current assets	1,407,638

Plant and equipment (note 5)	11,730	145,979

TOTAL ASSETS	1,419,368	1,536,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank indebtedness	-	21,122
Accounts payables and accrued liabilities (note 6)	13,746	1,797,905
Income taxes payable	163,000	-
Due to stockholder – related party (note 7)	404,092	16,193
Total current liabilities

TOTAL LIABILITIES	580,838	1,835,220

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 1,237,134 at June 30, 2007 and
September 30, 2006	590,299	590,299

Surplus/(Deficits)	248,231	(888,617)

TOTAL STOCKHOLDERS’ SURPLUS/(DEFICIT)	838,530	(298,318)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,419,368	1,536,902

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Nine Months Ended June 30, 2007

And For the Three Months Ended June 30, 2006

	9 months ended June 30		3 months ended June 30
	2007	2006	2007	2006

Revenue	$2,007,120	4,987,804	653,797	2,060,154

COST OF SALES	783,024	4,199,393	265,277	1,739,971

GROSS PROFIT	1,224,096	788,411	388,520	320,183

OPERATING EXPENSES
Selling and distribution	86,450	122,125	44,100	37,429
General and administrative	185,271	928,520	67,271	382,736
Finance	-	-	-	-
	271,721	1,050,645	111,371	420,165

INCOME/(loss) FROM OPERATIONS	952,375	(262,234)	277,149	(99,982)

gain on disposal of subsidiary	298,318	-	-	-
Foreign currency translation	49,155	-	39,862	-
income
	1,299,848	(262,234)	317,011	(99,982)

PROVISION FOR TAXATION	(163,000)	-	(49,000)	-

NET INCOME/(loss)	$1,136,848	(262,234)	268,011	(99,982)

NET INCOME/(loss) PER SHARE:
BASIC AND DILUTED	$0.919	(0.212)	0.217	(0.081)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	1,237,134	1,237,134	1,237,134	1,237,134

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Nine Months Ended June 30, 2007

And For the Nine Months Ended June 30, 2006

	9 months ended	9 months ended
	June 30, 2007	June 30, 2006
	(unaudited)	(audited)
Cash flows from operating activities
Net income/(loss) for the period	1,299,848	(262,234)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Gain on disposal of a subsidiary	(298,318)	-
Amortization and depreciation	2,798	29,316
Exchange gain on translation of amount due to	(39,799)	-
stockholder
Cash effect of changes in:
Accounts receivable	(536,149)	(245,116)
Inventory	-	(224,285)
Prepaid expenses	-	20,706
Accounts payables and accrued liabilities	13,746	38,292
Deferred revenue	-	475,639

Net cash inflows/(outflows) from operating activities	442,126	(167,682)

Cash flows from investing activities
Purchase of equipment	(14,528)	(16,552)

Net cash outflows used in investing activities	(14,528)	(16,552)

Cash flows from financing activities
Loan from related parties	443,891	152,688

Net cash inflows provided by financing activities	443,891	152,688

Net increase/(decrease) in cash and cash equivalents	871,489	(31,546)

Cash and cash equivalents - beginning of period/year	-	31,631

Cash and cash equivalents - end of period/year	871,489	85

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Interim Financial Statements

June 30, 2007

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

(b)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for the impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assts to be held and used is done by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value o the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarter ended June 30, 2007.

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

4.  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to a single customer to whom the Company makes substantial sales with a credit period of 60 days. At June 30, 2007, this single customer accounted for all of the Company's receivables, amounting to CAD $536,149 which were all current (September 30, 2006 - three customers accounted for 43% of the Company's receivables and no single customer accounted for greater than 10% of the Company’s sales). The Company regularly monitors the creditworthiness of this customer and believes that it has adequately provided for exposure to potential credit losses.

5.   PLANT AND EQUIPMENT

			June 30	September 30
		Accumulated	2007	2006
	Cost	Depreciation	Net	Net

Office equipment	6,970	1,341	5,629	86,805

Computer equipment	7,558	1,457	6,101	44,713

Computer software	-	-	-	14,461

	14,528	2,798	11,730	145,979

All the office and computer equipment have useful lives of 4 years.

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued legal fees which are all current.

7.  DUE TO STOCKHOLDER – RELATED PARTY

The loan payable to M.L. Strategic Limited, the ultimate controlling corporate stockholder, is non-interest bearing, unsecured and is repayable in one lump sum on December 23, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Cautionary Note Regarding Forward Looking Statements

Certain statements in this quarterly report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview

Melo Biotechnology Holdings Inc., (“We,” the “Company,” or “Melo”) a Canadian corporation formerly known as MIAD Systems Ltd. was formed in March 1993. The Company was initially established as a full-line supplier of business computer systems, as well as a provider of computer warranty, maintenance, installation and networking services. On October 1, 2006, the Company formed a wholly-owned subsidiary, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, to engage in the sales of health products throughout Hong Kong and China (the “Territory”).  Through Melo Limited, the Company engages in the sale of dietary nutritional supplements in the Territory.

Following the commencement of the business operations of Melo Limited, the Company entered into an Asset Sale, Purchase and Transfer Agreement with MIAD Information Systems Ltd. (the “Buyer”), a Canadian corporation, for the purchase and sale of all of the rights, properties, and assets used in the conduct of the Company’s Computer Distribution Business.  Under the Asset Sale, Purchase and Transfer Agreement, the Company sold to the Buyer all of the rights, properties, and assets used in the conduct of the Company’s Computer Distribution Business and the Buyer assumed all liabilities relating to the Company’s Computer Distribution Business.  The transaction closed on November 22, 2006

As noted above, on October 1, 2006 the Company formed a new subsidiary, Melo Limited, to engage in the sale of health products and on November 22, 2006, the Company completed the sale of its Computer Distribution Business.  Accordingly, the Statement of Operations for the 3 and 9 months ended June 30, 2007 reflects only the results of operations for Melo Limited.  Figures from the Computer Distribution Business are not included in the Statement of Operations as of June 30, 2007.   However, the Statement of Operations for the 3 and 9 months ended June 30, 2006 reflects only the results from the Computer Distribution Business.  As a result, the comparison of results of operation for the periods ended June 30, 2007 and June 30, 2006, may not be meaningful because they relate to different businesses.

Results of Operations

Because of the commencement of the operations of Melo Limited and the sale of the Computer Distribution Business, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Revenue – The Company’s revenue for the three month period ended June 30, 2007 was CAD $653,797, compared to CAD $2,060,154 for the three month period ended June 30, 2007.  This decrease is due to the sale of the Company’s Computer Distribution Business and the commencement of business operations of Melo Limited.

Operating Expenses – For the three month period ended June 30, 2007, the Company had operating expenses of CAD $111,371, compared to CAD $420,165 for the three month period ended June 30, 2006.  Of this, for the three months ended June 30, 2007, CAD $67,271 was for general and administrative expenses and CAD $44,100 went to selling and distribution costs.  Of the expense during the three month period ended June 30, 2006, CAD $382,736 was for general and administrative expenses and CAD $37,429 was for selling and distribution costs.

Net Income - The Company recorded net income of CAD $268,011 for the three month period ended June 30, 2007, compared to a net loss of CAD $99,982 for the nine month period that ended June 30, 2006.

The figures for the Company for the three month period ended June 30, 2007 are based exclusively upon the business operations of the Company conducted through its wholly owned subsidiary, Melo Limited.  The figures for the Company for the three month period ended June 30, 2006 are based exclusively upon the operation of the Company’s Computer Distribution Business.

Nine Months Ended June 30, 2007 Compared with Nine Months Ended June 30, 2006

Revenue – The Company’s revenue for the nine month period ended June 30, 2007 was CAD $2,007,120, compared to CAD $4,987,804 for the nine month period ended June 30, 2007.  This decrease is due to the sale of the Company’s Computer Distribution Business and the commencement of business operations of Melo Limited.

Operating Expenses – For the nine month period ended June 30, 2007, the Company had operating expenses of CAD $271,721, compared to CAD $1,050,645 for the nine month period ended June 30, 2006.  Of this, for the nine months ended June 30, 2007, CAD $185,271 was for general and administrative expenses and CAD $86,450 went to selling and distribution costs.  Of the expense during the nine month period ended June 30, 2006, CAD $928,520 was for general and administrative expenses and CAD $122,125 was for selling and distribution costs.

Net Income - The Company recorded net income of CAD $1,136,848 for the nine month period ended June 30, 2007, compared to a net loss of CAD $262,234 for the nine month period that ended June 30, 2006.

Liquidity and Capital Resources

For the period ended June 30, 2007, the Company’s balance sheet reflects current and total assets of CAD $1,419,368 in the form of cash and cash equivalents, accounts receivables and plant and equipment.  The Company’ balance sheet reflects total stockholders’ equity of CAD $838,530 and an accumulated surplus of CAD $248,231.

As of June 30, 2007, the Company did not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments.

Currency Exchange Fluctuations

All of our revenues and a majority of the expenses in third quarter of 2007 were denominated primarily in Renminbi ("RMB"), the currency of China. There can be no assurance that the RMB/Canadian dollar exchange rates will remain stable. A devaluation of the RMB relative to the Canadian dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. During the nine months ended June 30, 2007, the RMB/Canadian dollar exchange rates did not have significant fluctuation.

Inflation

Inflation has not had a material impact on our business.

Off Balance Sheet Arrangements

As of June 30, 2007, the Company does not have any off balance sheet arrangements.

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

The Company does not have any reserves against its accounts receivable at June 30, 2007. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable is sufficient to realize the current carrying value of the accounts receivable. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the products. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers’ financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for non-recoverable accounts receivable.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On June 28, 2007, the litigation in the Ontario Superior Court of Justice regarding a dispute over a line of credit relating to the Company’s Computer Distribution Business was dismissed without costs with the consent of all of the parties to the litigation. As noted above, the Computer Distribution System was sold to MIAD Information Systems Ltd. on November 22, 2006.  Under the Asset Sale, Purchase and Transfer Agreement, MIAD Information Systems Ltd. assumed all of the liabilities relating to the Company’s Computer Distribution Business.  Accordingly, MIAD Information Systems Ltd. was responsible for any liability relating to the litigation.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For the period ended June 30, 2007, no matters were submitted to the security holders for a vote.

ITEM 5. OTHER INFORMATION

None

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

Date: August 20, 2007

By: /s/ Fung Ming

Fung, Chief Financial Officer

Date: August 20, 2007