Form 10KSB
period 2007-09-30
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2008-01-14
CIK 1081568

UNITED STATES

SECURITIES EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OR (G) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Issuer’s revenues for its most recent fiscal year: CAD $2,442,041

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of January 9, 2007: US $2,288,698.00

ITEM 1.

DESCRIPTION OF BUSINESS

(a)

Business Development

Melo Biotechnology Holdings Inc., (hereinafter referred to as “We,” “Us,”  “Melo,” or the “Company”) is a publicly traded company whose shares trade on the OTC Bulletin Board (the “OTCBB”) under the trading symbol “MLOBF”.   The Company was organized under the laws of Ontario, Canada, as MIAD Systems, Ltd. in March 1993.   On November 16, 2006, the Company changed its name to Melo Biotechnology Holdings, Inc. We are located at Room 1411, West Tower, Shuntak Center, 168-200 Connaught Rd., Central, Hong Kong.

On July 10, 2001, we filed a Form 10-SB registration statement with the Securities and Exchange Commission (“SEC”) which became effective on September 8, 2001.  Since such time, we have been subject to the reporting requirements of the Securities Exchange Act of 1934.

Prior to October 1, 2006, the Company’s business consisted exclusively of a computer distribution and custom assembled personal computer system business located in Ontario, Canada.  Subsequent to October 1, 2006, following a change of control in the Company, as reported on a Form 8-K filed with the SEC on August 2, 2006, the Company formed a wholly-owned subsidiary, Melo Biotechnology Limited (“Melo HK”), a British Virgin Islands corporation, to engage in the sales of health products in Hong Kong.

Following the establishment of Melo HK, on October 10, 2006, the Company entered into an Asset Sale, Purchase and Transfer Agreement (the “Asset Sale Agreement”) with MIAD Information Systems Ltd., a Canadian corporation (“MIAD Information”).  Pursuant to the terms of the Asset Sale Agreement, the Company agreed to sell to MIAD Information, and MIAD Information agreed to purchase, all of the rights, properties, and assets used in the conduct of the Company’s computer distribution and custom assembled personal computer system business located exclusively in Ontario, Canada (the “Computer Business”).  The transaction did not relate to or affect any of the Company’s other business operations.

As consideration for the purchase of the Computer Business, MIAD Information assumed all liabilities associated with the Company’s Computer Business.  As the date of closing under the Asset Sale Agreement, November 22, 2006, the Company’s Computer Business had liabilities which exceeded its assets.  Therefore, as a result of the transaction, the Company transferred all assets relating to the Company’s computer business and Miad Information assumed all liabilities relating to the Company’s computer business.  Under the terms of the Agreement, the Company retained no liability for any aspect of the Company’s Computer Business.  Additionally, Miad Information agreed to indemnify the Company for any potential liability that may arise out of the sale of the rights, properties and assets used in the Company’s Computer Business.  Consequently, because the liabilities of the Company’s Computer Business exceeded its assets, the transaction resulted in an increase in the net assets and in the shareholder equity of the Company.

On October 30, 2006, a majority of the shareholders of the Company approved a proposal submitted by the Board of Directors to: 1) change the Company’s name to “Melo Biotechnology Holdings Inc;” and 2) decrease the number of issued and outstanding shares of the Company through authorization of a 1:3 reverse stock split of all issued and outstanding shares, without causing a reduction in the total number of authorized shares.

The following chart depicts our current corporate structure:

Melo Biotechnology Holdings Inc. (a Canadian corporation)

 100%

Melo Biotechnology Limited (a British Virgin Islands corporation)

(b)

Business of the Company

Overview

The Company, through its wholly owned subsidiary, Melo HK, develops, trades and markets health products, with a primary focus on nutritional supplements, in Hong Kong. The business operations of Melo HK are the Company’s only business operations.  Melo HK purchases nutritional supplements from manufacturers in both the United States and China and then distributes the products in Hong Kong.

Products

We currently market and sell twenty-four (24) various types of nutritional supplements. These products are divided into six broad categories: 1) feminine health products; 2) masculine health products; 3) general vitamins and supplements; 4) immunity enhancement and support products; 5) products oriented towards supporting a modern lifestyle; 6) life stage specific products. Our products are designed to provide a variety of health benefits and solutions. Not all of our products are offered in every geographical market.  The following is a list of twenty-three of the products that we currently distribute:

Feminine Health Products

•

Woman’s Formula. - Provides relief for PMS and menopause related problems.

•

Life Spring

- Clarifies and nourishes the skin as well as providing relief from some symptoms of hormonal imbalance experienced during menstruation.

•

Harmony - Regulates mood swings that may occur during menstruation.  This product can also improve skin tone as well as help with blood pressure.

•

Revive - Moistens the skin and restores elasticity, leaving skin looking and feeling younger.

•

Tone - A slimming formula to help detoxify the system and improve digestion.

Masculine Health Products

•

Prostate Health - This supplement is formulated to protect the prostate gland.

•

Superman - A formula of oriental origin to help improve satisfaction with lovemaking.

General Vitamins and Supplements

•

100% Natural Vitamin - Helps to eliminate free radicals and improve blood circulation E&C resulting in lower risks of heart disease and certain cancers.

•

Super Vitamin B Complex - This combination of B complex vitamins can help increase vitality, improve skin condition and eliminate mouth odor.

•

Harp Seal Oil - Rich in omega 3, EPA and DHA, Harp Seal Oil helps maintain a healthy heart and a strong immune system.

Immunity Enhancement and Support Products

•

Immunity Active Peptide -

On oriental formula for strengthening the immune system and improving the function of the liver and kidneys.

•

Liquid Compound Calcium - An immunity boosting formula aimed at children, post Amino Acid menopausal women and seniors.

•

Red Glossy Ganoderma - A Chinese herb based formula for increasing stamina, improving sleep quality and enhancing the immune system.

•

OPC Antioxidant - This formula can neutralize free radicals that are believed to cause many cancers, as well as generally boosting the immune system.

•

Immunity Protein - An immunoglobulin formula that can boost the immune system and speed up recovery from illness.

Modern Lifestyle Supporting Products

•

Liverex - A blend of herbal extracts and vitamins formulated for people with hectic business and social lives.  Liverex can help eliminate toxins and stimulate the repair of liver cells.

•

Better Mood - A combination of ten therapeutic herbs formulated to improve the quality of sleep and reduce anxiety.

Life Stage Specific Products

•

Swiftlet nest - Swiftlet nest has been used for centuries in Asia to maintain skin tone and keep skin supple and looking young. It is also believed to balance “qi” and strengthen the lungs.

•

Kids’ Omega 3 Complex - Premium quality fish oil fortified with taurine, especially formulated for children.

•

Glucosamine - This formula helps reduce inflammation and stiffness associated with osteoarthritis.

•

Super OPC EGCG

- EGCG can help improve and maintain cardiovascular health, fight free radicals and reduce the signs of aging.

•

Original Marine Protein - The collagen and rosehip extract in this formula can nourish the skin making it look younger with fewer wrinkles.

•

Ginkgo Biloba - Ginkgo Biloba can help improve blood circulation and is particularly beneficial to the cardiovascular and cerebrovascular systems.

Distribution Methods

Our products are manufactured by suppliers both in the United States and China.  Once the Company receives its products from the suppliers, the Company then distributes the products to sales agents in Hong Kong.  The sales agents then market and sell the products to various internet based vendors throughout mainland China and Hong Kong.

Customers and Marketing

Customers.  The Company’s customers are internet based companies that maintain a strong network and customer base throughout China.

Marketing.  Our business is particularly subject to changing consumer trends and preferences. Our continued success is the result of our ability to anticipate and respond to changes within the health product industry; through our marketing efforts, we respond in a timely or commercially appropriate manner to such changes. Because markets for nutritional supplements vary geographically, we have designed our marketing efforts to focus on the specific geographic regions in which we are interested and focused on selling our products.

The nutritional supplement industry is characterized by rapid product development, with significant competitive advantages gained by companies that introduce products that are first to market, deliver constant innovation in products and techniques, offer frequent new product introductions and have competitive prices. Our future growth partially depends on our ability to develop products that are more effective in meeting consumer needs. In addition, we must be able to manufacture and effectively market those products.

The success of our new product offerings depends upon a number of factors, including our ability to:

•

accurately anticipate consumer needs;

•

innovate and develop new products;

•

successfully commercialize new products in a timely manner;

•

price our products competitively;

•

manufacture and deliver our products in sufficient volumes and in a timely manner; and

•

differentiate our product offerings from those of our competitors.

Competition

Our main competitors are direct sales companies, such as Amway, Avon, Mary Kay, Nu Skin, Herbalife, SunRider, Unicity Network, FLP and Morinda. Some of these competitors have been granted a direct selling business license in China pursuant to China's recent regulations governing direct selling.  Such licenses may give our competitors a business advantage over us.

Intellectual Property

The Company does not own any trademarks or patents on any of the products that is sells, or methods that it utilizes in such sales.  Other parties are actively developing products similar to those that we distribute. We expect these parties to continue to take steps to protect these products, including seeking patent protection. There may be patents issued or pending that are held by others and cover significant parts of our business methods or services. We cannot be certain that our products or business methods do not or will not infringe on any valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims, from time to time, relating to the intellectual property of others in the ordinary course of our business.

In addition, we may license products or technology from third parties. The market is evolving and we may need to license additional products or technologies to remain competitive. We may not be able to license these products or technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology or products into our services. Our inability to obtain any of these licenses could delay product and service development until alternative technologies can be identified, licensed and integrated.

Government Regulations

Nutritional supplements are considered to be "ordinary food" and therefore, they do not require any type of specific health certificate.  Additionally, because the Company sells all its products to internet trading companies based in Hong Kong, the effect of Governmental regulations on the Company’s business is minimal with regards to the importation and exportation of products.

Research and Development

We did not carry out any research and development activities in 2007, and do not have any specific plans for research and development in 2008.

Employees

At present, we have 6 full time employees and 5 part-time employees. We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Reports to Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  Although we may not be obligated to deliver an annual report to our shareholders, we intend to voluntarily send such a report, including audited financial statements, to our shareholders each year. The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.

PROPERTIES

Our facilities are located at Unit 1411, West Tower, Shuntak Centre, Sheung Wan, Hong Kong. The facility is a modern, secure, commercial building. Through a commercial lease which expires in early 2009, we currently occupy 1,500 square feet of service and office space.  Our monthly rent is US$5,000 per month.

ITEM 3.

LEGAL PROCEEDINGS

On July 25, 2007, in the Ontario Superior Court of Justice, Metcan Information Technologies Inc. (the “Plaintiff”) instituted a legal action against Michael Green, MIAD Information Systems Ltd. and Melo Biotechnology Holdings Inc. (collectively the “Defendants”), case number 07-CV-337249SR.  The legal action relates to two (2) separate loans that the Plaintiff allegedly made to the Company on or about January 2002, and February 2003, respectively.  Both of the alleged loans relate to actions of the former management and former majority shareholder of the Company, Michael Green, which took place prior to the change of control that occurred on July 31, 2006, as reported on the Form 8-K filed with the Securities and Exchange Commission on August 2, 2006.   The relief sought by the Plaintiff is approximately CD $110,000 plus additional interest and costs.  Pursuant to the terms of the Asset Sale Agreement, discussed above, any potential liability that the Company may have in the foregoing litigation is subject to indemnity from Michael Green and MIAD information Systems, Ltd.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the quarter ended September 30, 2007

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.  The Company’s shares trade on the OTCBB under the symbol “MLOBF.”  From June 1999 until our listing on the OTCBB in November 2001, we traded in the “pink sheets” under the trading symbol “MIAD”.   On November 14, 2006 the Company name change from MIAD Systems Ltd. to Melo Biotechnology Holdings Inc. became effective and the stock ceased trading under the symbol "MIADF". With the reverse 1:3 common stock split effective, the common stock started trading on the OTCBB under the symbol "MLOBF."

The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2006	HIGH	LOW
Quarter Ended March 31	$.12	$0.07
Quarter Ended June 30	$.14	$0.06
Quarter Ended September 30	$.20	$0.06
Quarter Ended December 31	$.48	$0.06

2007	HIGH	LOW
Quarter Ended March 31	$.80	$.50
Quarter Ended June 30	$1.95	$.45
Quarter Ended September 30	$2.23	$1.21
Quarter Ended December 31	$1.98	$1.50

Holders.  As of September 30, 2007 there were 1,237,134 shares of common stock issued and outstanding and 11 shareholders of record.

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended September 30, 2007 or 2006.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

ITEM 6.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

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

Overview

The Company, through its wholly owned subsidiary, Melo HK, develops, trades and markets health products, with a focus on nutritional supplements, in Hong Kong. The business operations of Melo HK are the Company’s only business operations.  Melo HK purchases nutritional supplements from manufacturers and distributors in both the United States and China and then distributes the products to internet based sales companies in Hong Kong.  The Company’s sole business focus is on the sale of health products.

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended September 30, 2007. The following discussion should be read in conjunction with the Financial Statements and related

Notes appearing elsewhere in this Form 10-KSB.

All figures stated herein are in Canadian dollars.

Year Ended September 30, 2007 Compared with Year Ended September 30, 2006

Revenues.  During the fiscal year ended September 30, 2007, the Company had operating revenues of CAD $2,442,041, as compared to revenues of CAD $8,821,796 for the fiscal year ended September 30, 2006.  This decrease in revenue is attributable to the sale of the Computer Distribution Business and the commencement of the health products trading business of Melo HK.

Costs of Revenue.  The cost of revenue for the fiscal year ended September 30, 2007 was CAD $956,592, as compared to CAD $7,448,228 for the fiscal year ended September 30, 2006.  This decrease in cost of revenue was attributable to to the sale of the Computer Distribution Business and the commencement of the health products trading business of Melo HK

Operating Expenses.  Operating expenses for the fiscal year ended September 30, 2007 were CAD $372,103.  Of this, CAD $106,638 was allocated to Selling and Distribution, CAD $265,465 was allocated to General and Administrative Expenses.  Operating expenses for the fiscal year ended September 30, 2006 were CAD $1,513,736.  Of this, CAD $158,279 was allocated to Selling and Distribution, CAD $1,355,457 was allocated to General and Administrative Expenses.

Net Gain/Loss.  The Company had a net gain for the fiscal year ended September 30, 2007 of CAD $1,292,561, as compared to a net loss of CAD $ 140,168 for the fiscal year ended September 30, 2006.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of September 30, 2007, our audited balance sheet reflects that we have cash and cash equivalents of CAD $839,868, total current assets of CAD $1,202,731, total assets of CAD $1,213,521, total liabilities of CAD $219,278, and total stockholders’ equity of CAD $1,213,521.  The net cash provided by operating activities for the fiscal year ended September 30, 2007 was CAD $854,396.  The net gain/loss from cash used in investing activities for the fiscal year ended September 30, 2007 was CAD $(14,528).  The net

ITEM 7.

FINANCIAL STATEMENTS

The financial statements of the Company required by Regulation S-B are attached to this report.

MELO BIOTECHNOLOGY HOLDINGS, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PEOPLE’S REPUBLIC OF CHINA

Room 20HH08, 20/F., Eu Hua Mansion, Huangmugang, Futian, Shenzhen, China. (Postal code : 518035)

Tel: (852) 3101 5063    Fax: (852) 2184 0922    Email : jtc.fairsong@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

MELO BIOTECHNOLOGY HOLDINGS INC.

(INCORPORATED IN CANADA)

We have audited the accompanying consolidated balance sheet of Melo Biotechnology Holdings Inc. as of September 30, 2007 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The financial statements as at September 30, 2006 and for the year then ended were audited by another auditor who expressed an opinion without reservation on those statements in their report dated December 2, 2006.

/s/ JTC FAIR SONG CPA FIRM.

CERTIFIED PUBLIC ACCOUNTANTS, PRC

Hong Kong

January 14, 2008

Melo Biotechnology Holdings Inc.

Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of September 30, 2007 and 2006

	September 30	September 30
	2007	2006

ASSETS
Current assets
Cash and cash equivalent	839,868	-
Accounts receivables (note 4)	362,863	1,074,164
Inventories	-	316,759
Total current assets

Plant and equipment (note 5)	10,790	145,979

TOTAL ASSETS	1,213,521	1,536,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank indebtedness	-	21,122
Accounts payables and accrued liabilities (note 6)	28,278	1,797,905
Income taxes payable	191,000	-
Due to stockholder – related party (note 7)	-	16,193
Total current liabilities	219,278

TOTAL LIABILITIES	219,278	1,835,220

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 1,237,134 at September 30, 2007
(3,711,400 at September 30, 2006)	590,299	590,299

Surplus/(Deficits)	403,944	(888,617)

TOTAL STOCKHOLDERS’ SURPLUS/(DEFICIT)	994,243	(298,318)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,213,521	1,536,902

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Consolidated Statements of Income

(Stated in Canadian Dollars)

For the Years Ended September 30, 2007 and 2006

	YEAR ended Sept 30
	2007	2006

Revenue	$2,442,041	8,821,796

COST OF SALES	956,592	7,448,228

GROSS PROFIT	1,485,449	1,373,568

OPERATING EXPENSES
Selling and distribution	106,638	158,279
General and administrative	265,465	1,355,457
Finance	-	-
	372,103	1,513,736

INCOME/(loss) FROM OPERATIONS	1,113,346	(140,168)

gain on disposal of subsidiary	298,318	-
other COMPREHENSIVE income	71,897	-

	1,483,561	(140,168)

PROVISION FOR TAXATION	(191,000)	-

NET INCOME/(loss)	$1,292,561	(140,168)

NET INCOME/(loss) PER SHARE:
BASIC AND DILUTED	$1.045	(0.113)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	1,237,134	1,237,134

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Consolidated Statement of Cash Flows

(Stated in Canadian Dollars)

For the Year Ended September 30, 2007 and 2006

	Year ended September 30,
	2007	2006

Cash flows from operating activities
Net income/(loss) for the period	1,483,561	(140,168)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Gain on disposal of a subsidiary	(298,318)	-
Amortization and depreciation	3,738	39,280
Cash effect of changes in:
Accounts receivable	(362,863)	15,430
Inventory	-	(146,618)
Prepaid expenses	-	27,351
Accounts payables and accrued liabilities	28,278	102,586

Net cash inflows/(outflows) from operating activities	854,396	(102,139)

Cash flows from investing activities
Purchase of equipment	(14,528)	(22,302)

Net cash outflows used in investing activities	(14,528)	(22,302)

Cash flows from financing activities
Loan from related parties	443,891	71,688
Repayment of loan from related parties	(443,891)	-

Net cash inflows provided by financing activities	-	71,688

Net increase/(decrease) in cash and cash equivalents	839,868	(52,753)

Cash and cash equivalents - beginning of period/year	-	31,631

Cash and cash equivalents - end of period/year	839,868	(21,122)

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Consolidated Statement of Stockholders’ equity

(Stated in Canadian Dollars)

For the Year Ended September 30, 2007 and 2006

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income	Total

As at October 1, 2005	590,299	$(748,449)	$-	$(158,150)

Net loss	-	(140,168)	-	(140,168)
Foreign currency
Translation adjustment	-	-	-	-

As at September 30, 2006	590,299	(888,617)	-	(298,318)

Net income	-	1,220,664	-	1,220,664
Foreign currency
Translation adjustment	-	-	71,897	71,897

As at September 30, 2007	590,299	$332,047	$71,897	$994,243

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Consolidated Financial Statements

September 30, 2007

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Melo Biotechnology Holdings Inc., (hereinafter referred to as the “Company”) is a publicly traded company whose shares trade on the OTC Bulletin Board under the trading symbol “MLOBF”.   The Company was organized under the laws of Ontario, Canada, as MIAD Systems, Ltd in March 1993.   On November 16, 2006, the Company changed its name to Melo Biotechnology Holdings, Inc. The registered office of the Company is located at Room 1411, West Tower, Shuntak Center, 168-200 Connaught Rd., Central, Hong Kong.

Prior to October 1, 2006, the Company’s business consisted exclusively of a computer distribution and custom assembled personal computer system business located in Ontario, Canada.  Subsequent to October 1, 2006, following a change of control in the Company, as reported on a Form 8-K filed with the Securities and Exchange Commission on August 2, 2006, the Company formed a wholly-owned subsidiary, Melo Biotechnology Limited (“Melo HK”), a British Virgin Islands corporation, to engage in the sales of health products in Hong Kong.

Following the establishment of Melo HK, on October 10, 2006, the Company entered into an Asset Sale, Purchase and Transfer Agreement (the “Asset Sale Agreement”) with MIAD Information Systems Ltd., a Canadian corporation (“MIAD Information”).  Pursuant to the terms of the Asset Sale Agreement, the Company agreed to sell to MIAD Information, and MIAD Information agreed to purchase, all of the rights, properties, and assets used in the conduct of the Company’s computer distribution and custom assembled personal computer system business located exclusively in Ontario, Canada (the “Computer Business”).  The transaction did not relate to or affect any of the Company’s other business operations. As consideration for the purchase of the Computer Business, Miad Information assumed all liabilities associated with the Company’s Computer Business.  As the date of closing under the Asset Sale Agreement, November, 22, 2006, the Company’s Computer Business had liabilities which exceeded its assets.  Therefore, as a result of the transaction, the Company transferred all assets relating to the Company’s computer business and Miad Information assumed all liabilities relating to the Company’s computer business.  Under the terms of the Agreement, the Company retained no liability for any aspect of the Company’s Computer Business.  Additionally, Miad Information agreed to indemnify the Company for any potential liability that may arise out of the sale of the rights, properties and assets used in the Company’s Computer Business.  Consequently, because the liabilities of the Company’s Computer Business exceeded its assets, the transaction resulted in an increase in the net assets and in the shareholder equity of the Company.

On October 30, 2006, a majority of the shareholders of the Company approved a proposal submitted by the Board of Directors to: 1) change the Company’s name to “Melo Biotechnology Holdings Inc;” and 2) decrease the number of issued and outstanding shares of the Company through authorization of a 1:3 reverse stock split of all issued and outstanding shares, without causing a reduction in the total number of authorized shares.

The Company, through its wholly owned subsidiary, Melo HK, develops, trades and markets health products, which are mainly nutritional supplements, in Hong Kong. The business operations of Melo HK are the Company’s only business operations.  Melo HK purchases nutritional supplements from manufacturers in both the United States and China and then distributes the products in Hong Kong.

The financial statements contain the consolidated amounts of the Company and its wholly owned subsidiary, Melo Biotechnology Limited.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of accounting

The Company's financial statements were prepared using Canadian generally accepted accounting principles ("GAAP", which differs in some respects from US GAAP. There are no material differences between Canadian GAAP and US GAAP in the balance sheets of the Company as at September 30, 2007 and 2006, and the statements of income, stockholders' equity and cash flows for the years then ended.

(b) Principles of consolidation

For the years ended and as of September 30, 2007 and 2006, the consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

(c) Economic and Political Risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in Hong Kong are subject to considerations and significant risks typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

(d)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(e)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debts incurred during the years ended September 30, 2007 and 2006 are Nil and $28,500 respectively.

(f)

Inventories

Inventories consisting of goods for resale are stated at the lower of cost or net realizable value. Inventory costs are calculated using an average cost basis. There are no inventory as of September 30, 2007.

(g)

Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. The cost of maintenance and repairs is charged to the statement of operations as incurred, whereas significant renewals and betterments are capitalized. The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations.

(h)

Depreciation and Amortization

The Company provides for depreciation of plant and equipment principally by use of the straight-line method for financial reporting purposes. Plant and equipment are depreciated over the following estimated useful lives:

Office equipment

4 years

Computer equipment

4 years

The depreciation expense for the year ended September 30, 2007 and 2006 amounted to $3,738 and $39,280, respectively.

(i)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the years ended September 30, 2007 and 2006.

(j) Income Tax

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The Company allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In accordance with the relevant tax laws and regulations of Hong Kong, the corporation income tax rate applicable is 17.5%.  The Company's income tax expense for year ended September 30, 2007 and 2006 were $191,000 and Nil, respectively.

(k) Fair Value of Financial Instruments

The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. Term debt secured by various properties have interest rates attached to them commensurate with the finance market at the time and management believes approximate fair values in the short as well as the long term. It is currently not practicable to estimate the fair value of the other debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's length with the Company's lenders, and there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no computation or adjustment to fair value has been determined.

(l)

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

a)

Persuasive evidence of an arrangement exists,

b)

Delivery has occurred or services have been rendered,

c)

The seller's price to the buyer is fixed or determinable, and

d)

Collectibility is reasonably assured.

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2007 and 2006, there were no common share equivalents outstanding.

(n)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(o)

 Retirement Benefits

Hong Kong mandates companies to operate a mandatory provident fund scheme, which is available to all employees in Hong Kong. Both the Company and the employees are required to contribute 5% (subject to an aggregate amount of $256) per month of the employees’ relevant income.  Contributions from the Company are 100% vested in the employees as soon as they are paid to the scheme.  Contributions to the scheme are expensed in the statement of operations as they become payable in accordance with the rules of the scheme.  The assets of the scheme are held separately from those of the Company and managed by independent professional fund managers.  The Company provides no other retirement benefits to its employees.

(p)

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

(q) Foreign Currency Translation

The accompanying consolidated financial statements are presented in Canadian dollars (CAD$). The functional currency of the Company is the Hong Kong dollar (HK$). Capital accounts of the financial statements are translated into Canadian dollars from HK$ at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.  The translation rates are as follows:

	September 30, 07	September 30, 06

Year end HK$ : CAD$ exchange rate	0.128191	0.143121
Average yearly HK$ : CAD$ exchange rate	0.135656	0.146379

(r) Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151

Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152

Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations

of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153

Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, includes certain exceptions to the principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154

Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

NOTE 3 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations.

NOTE 4 -  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to a single customer to whom the Company makes substantial sales with a credit period of 60 days. At September 30, 2007, this single customer accounted for all of the Company's receivables, amounting to CAD$362,863 which were all current (September 30, 2006 - three customers accounted for 43% of the Company's receivables and no single customer accounted for greater than 10% of the Company’s sales). The Company regularly monitors the creditworthiness of this customer and believes that it has adequately provided for exposure to potential credit losses.

NOTE 5 - PLANT AND EQUIPMENT

			September 30	September 30
		Accumulated	2007	2006
	Cost	Depreciation	Net	Net

Office equipment	6,970	1,792	5,178	86,805

Computer equipment	7,558	1,946	5,612	44,713

Computer software	-	-	-	14,461

	14,528	3,738	10,790	145,979

All the office and computer equipment have useful lives of 4 years.

NOTE 6 -  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued audit fee which are all current.

NOTE 7 - DUE TO STOCKHOLDER – RELATED PARTY

On December 7, 2006, M.L. Strategic Limited, the ultimate controlling corporate stockholder, granted a loan of US$380,000 to the Company. The loan was non-interest bearing, unsecured and was repayable in one lump sum on December 23, 2007. On September 30, 2007, the loan was fully repaid.

NOTE 8 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong, the statutory corporate income tax rates are 17.5% for the year ended September 30, 2007.

The actual and effective corporate income tax was 12.9% and 0% for the years ended September 30, 2007 and 2006, respectively.

The provisions for income taxes for each of the two years ended September 30. 2007 and 2006 are summarized as follows:

	As of September 30,
	2007	2006

Current	$191,000	$-
Deferred	-	-

TOTAL	$191,000	$-

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 9 - COMMON STOCK

On October 30, 2006, a majority of the shareholders of the Company approved a proposal submitted by the Board of Directors to decrease the number of issued and outstanding shares of the Company through authorization of a 1:3 reverse stock split of all issued and outstanding shares, without causing a reduction in the total number of authorized shares. The Company previously had a total of 3,711,400 shares issued and outstanding. This reverse split reduced the number of issued and outstanding shares to approximately 1,237,134 shares.

NOTE 10 - DISPOSAL OF A SUBSIDIARY

On October 10, 2006, the Company entered into an Asset Sale, Purchase and Transfer Agreement (the “Asset Sale Agreement”) with MIAD Information Systems Ltd., a Canadian corporation (“MIAD Information”).  Pursuant to the terms of the Asset Sale Agreement, the Company agreed to sell to MIAD Information, and MIAD Information agreed to purchase, all of the rights, properties, and assets used in the conduct of the Company’s computer distribution and custom assembled personal computer system business located exclusively in Ontario, Canada (the “Computer Business”).  The transaction did not relate to or affect any of the Company’s other business operations. As consideration for the purchase of the Computer Business, Miad Information assumed all liabilities associated with the Company’s Computer Business.  As the date of closing under the Asset Sale Agreement, November, 22, 2006, the Company’s Computer Business had liabilities which exceeded its assets.  Therefore, as a result of the transaction, the Company transferred all assets relating to the Company’s computer business and Miad Information assumed all liabilities relating to the Company’s computer business.  Under the terms of the Agreement, the Company retained no liability for any aspect of the Company’s Computer Business.  Additionally, Miad Information agreed to indemnify the Company for any potential liability that may arise out of the sale of the rights, properties and assets used in the Company’s Computer Business.  Consequently, because the liabilities of the Company’s Computer Business exceeded its assets, the transaction resulted in an increase in the net assets and in the shareholder equity of the Company.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

As reported on Forms 8-K filed with the SEC on April 2, 2007, and January 8, 2008, the Company changed its auditors.  There have been no disagreements with our accountants on accounting and financial disclosure.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the names and ages of our current officers and directors.  All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified.  Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The directors and executive officers currently serving the Company are:

Name	Age	Position	Tenure

Fung Ming	39	Director, President, Treasurer	Since August 2006
Tommy Chan	40	Director	Since September 2006
Michael Medlock	42	Chief Executive Officer	Since January 2008

Biographical Information

Fung Ming.  Fung Ming is 39 years old.  Mr. Ming has been a Director of the Company since August 2006.  Mr. Ming has served as the Company’s President and Treasurer since November 2006.  As a Director and the President and Treasurer of the Company Mr. Ming is responsible to the general business operations of the Company.  In addition to his work with the Company, Mr. Ming is the Executive Director of M.L. Strategic Limited, the Company’s largest shareholder. During the ten year period preceding his in involvement with the Company, Mr. Fung has been self-employed as a business consultant, providing consulting services in accounting, taxation and company secretarial matters.

Tommy Chan.  Tommy Chan is 40 years old.  Mr. Chan has been a director of the Company since September 2006.   In addition to his work as a director of the Company, Mr. Chan is an accountant and currently works as Director of Finance and Human Resources in a not-for-profit organization in Canada. Mr. Chan has worked in the finance and accounting industry for 15 years. He was previously employed with two start-up telecommunication companies and was the Financial Controller for one of them. At these companies, Mr. Chan was responsible for developing the accounting, finance and human resource departments. Before joining the telecommunications industry, he was responsible for the successful listing of a manufacturing company on the Singapore Stock Exchange and for overseeing that company's China and Hong Kong financial control duties.

Michael Medlock.  Mr. Medlock is 42 years old.  Mr. Medlock has been the Chief Executive Officer of the Company since January 2, 2008.  As the Chief Executive Officer he is responsible for the general business operations of the Company. From 2005 to 2007, Mr. Medlock worked as the Managing Director of Sinostrategy Consulting Limited which is located in the United Kingdom.  Sinostrategy Consulting Limited is in the market entry and intercultural communication consulting business and specializes in European and Chinese markets.  As the Managing Director for Sinostrategy Consulting Limited Mr. Medlock was responsible for the overall management of the company. From 2002 to 2005, Mr. Medlock worked in Germany as an independent lecturer in business studies.  During the period from 2000 to 2002, Mr. Medlock engaged in entrepreneurial activities in the United Kingdom health food industry.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

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

Compliance with Section 16(a) of the Exchange Act

All reports required by Section 16(a) of the Exchange Act were filed by all directors and beneficial owners of more than ten (10%) percent of any class of equity securities of the Company registered pursuant to Section 12 of the Act, except for Form 3 Initial Statements of Beneficial Ownership for Tommy Chan and Michael Medlock, which have not been filed.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 10.

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended September 30, 2007 and 2006. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

Fung, Ming, President and Treasurer	2007 2006	$0.00 --	-- --	-- --	-- --	-- --	-- --	-- --	$0.00 --
Michael Green, President and CEO Treasurer	2007 2006	-- $178,000	-- --	-- --	-- --	-- --	-- --	-- --	-- $178,000
Michael Medlock	2007 2006	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Employment Agreements

During the fiscal year ended September 30, 2007, Mr. Green was granted a month-to-month extension, which expired in October of 2006, of his one-year employment agreement that provided for an annual salary of CAD $200,000 per year.  Under the terms of his agreement he was also entitled to the following compensation, a sales commission at the rate of $5,000 for each $1,000,000 of sales achieved by us in the fiscal year up to the first $10,000,000 of sales.  If sales exceed $10,000,000, he would receive a bonus of $20,000.  For sales above $10,000,000, his bonus would be $12,000 for each $1,000,000 of sales.  Mr. Green also was entitled to receive a bonus of 4% of our pre-tax profit.  The employment agreement also provided a covenant by Mr. Green that he will not compete with or solicit any business of MIAD for a three-year period from employment termination.  The employment agreement expired in October 2006. Mr. Green did not receive the full amount to which he was entitled, as per his compensation agreement, in the fiscal year ended September 30, 2006, and did not receive any compensation during the fiscal year ended September 30, 2007. In addition, Mr. Green has personally guaranteed all debts owing to Ingram Micro Canada, Inc. and Synnex Canada MIAD’s major suppliers.

Aside from the foregoing, we have no written employment agreements with our officers and directors.  Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to the Company by not having extended terms and other terms typical of employment agreements.  We have no plans or packages providing for compensation of officers after resignation or retirement.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended September 30, 2007.

Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Fung Ming	$0.00	--	--	--	--	--	$0.00
Tommy Chan	$0.00	--	--	--	--	--	$0.00

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 2007, certain information with respect to the common stock beneficially owned by (i) each Director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Fung Ming (1) Director, President and Chief Financial Officer Room A, 1/F 2 Sheung Hei Street Kowloon, Hong Kong	0	0%
Common	Tommy Chan (1) Director Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong	0	0.0%
Common	Michael Medlock(1) Chief Executive Officer Flat F, 32 Floor, Sham Wan Towers 3 Ap Lei Chau Drive Ap Lei Chau Hong Kong
Common	M.L. Strategic Room 1411, West Tower 168-200 Connaught Road Central Hong Kong	698,625	56.5%
Common	All Directors and executive officers (3 persons)	0	0.0%

(1)

The person listed is currently an officer, a director, or both, of the Company.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 7, 2006, M.L. Strategic Limited, our controlling corporate stockholder, granted a loan of US $380,000 to the Company. The loan was non-interest bearing, unsecured and was repayable in one lump sum on December 23, 2007. On September 30, 2007, the loan was fully repaid.

Aside from the foregoing, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

ITEM 13.

EXHIBITS

3.0

Articles of Incorporation of MIAD Systems Ltd.*

3.1

Articles of Amendment of Articles of Incorporation*

3.2

Bylaws*

10.2

Employment Agreement for Michael Green dated October 1, 1999*

10.3

Renewal Employment Agreement for Michael Green dated October 2, 2006*

31.1     Certification pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities

Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2     Certification pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities

Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section

906 of the Sarbanes-Oxley Act of 2002.**

32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section

906 of the Sarbanes-Oxley Act of 2002.**

*     Filed as an exhibit to Form 10-SB filed with the SEC on July 10, 2001, and herein incorporated by reference.

**Filed herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by JTC Fair Song CPA Firm for audit of the Company's annual financial statements were US$25,000 for the fiscal year ended September 30, 2007, and CAD $30,000 by Schwartz Levitsky Feldman, LLP for the fiscal year ended September 30, 2006.

(2) The aggregate fees billed by Madsen & Associates CPA’s Inc for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were US$6,000 during the period ended

September 30, 2007 and CAD $10,405 by Schwartz Levitsky Feldman, LLP during the period ended September 30, 2006.

Tax Fees

(3) The aggregate fees billed by for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2007 and $0 for the fiscal year ended 2006.

All Other Fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MELO BIOTECHNOLOGY HOLDINGS, INC.

By: /s/ Fung Ming

Fung Ming, President and Director

Date: January 14, 2008

By: /s/ Fung Ming

Fung Ming, Chief Financial Officer

Date: January 14, 2008