Form 10QSB
period 2007-12-31
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2008-02-19
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Issuers telephone number (852) 25598000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of December 31 2007, there were 1,237,134 shares of voting common stock, without par value, of Melo Biotechnology Holdings Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

Table of Contents

PART I

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

10

ITEM 8A.  CONTROLS AND PROCEDURES

12

ITEM 8B.  OTHER INFORMATION

12

PART II

13

ITEM 1. LEGAL PROCEEDINGS

13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 5. OTHER INFORMATION

13

ITEM 6. EXHIBITS

13

SIGNATURES

14

PART I

ITEM 1. FINANCIAL STATEMENTS

MELO BIOTECHNOLOGY HOLDINGS INC.

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

INDEX

Page
Condensed balance sheets	4
Condensed statements of operations	5
Condensed statements of cash flows	6
Notes to condensed financial statements	7-9

Melo Biotechnology Holdings Inc.

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of December 31, 2007 and September 30, 2007

	December 31	September 30
	2007	2007
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalent	1,080,750	839,868
Accounts receivables (note 4)	258,713	362,863
Total current assets	1,339,463

Plant and equipment (note 5)	9,851	10,790

TOTAL ASSETS	1,349,314	1,213,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities (note 6)	17,294	28,278
Income taxes payable	216,000	191,000
Total current liabilities

TOTAL LIABILITIES	233,294	219,278

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 1,237,134 at December 31, 2007
(1,237,134 at September 30, 2007)	590,299	590,299

Surplus	525,721	403,944

TOTAL STOCKHOLDERS’ SURPLUS	1,116,020	994,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,349,314	1,213,521

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2007

And For the Three Months Ended December 31, 2006

	3 months ended	3 months ended
	December 31	December 31
	2007	2006
	(unaudited)	(audited)

Revenue	341,906	761,819

Cost of goods sold	139,093	292,490

Gross profit	202,813	469,329

Operating expenses
General and administrative expenses	46,482	76,294
Selling and distribution costs	12,536	16,351
Total operating expenses

INCOME FROM OPERATIONS	143,795	376,684

OTHER INCOME
Gain on disposal of subsidiary	-	298,318
Other comprehensive income – Foreign exchange adjustment	2,982	2,491
	2,982

INCOME BEFORE INCOME TAXES	146,777	677,493

INCOME TAXES	25,000	64,000

NET INCOME	121,777	613,493

ACCUMULATED SURPLUS/(DEFICITS),	403,944	(888,617)
BEGINNING OF PERIOD

ACCUMULATED SURPLUS/(DEFICITS),
END OF PERIOD	525,721	(275,124)

NET EARNING PER COMMON SHARE
Basic and fully diluted	0.098	0.496

WEIGHTED AVERAGE COMMON SHARE
OUTSTANDING
Basic and fully diluted	1,237,134	1,237,134

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2007

And For the Three Months Ended December 31, 2006

	3 months ended	3 months ended
	December 31	December 31
	2007	2007
	(unaudited)	(audited)
Cash flows from operating activities
Net income for the period	146,777	677,493
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Gain on disposal of a subsidiary	-	(298,318)
Amortization and depreciation	939	908
Cash effect of changes in:
Accounts receivable	104,150	(556,475)
Accounts payables and accrued liabilities	(10,984)	30,369

Net cash flows used in operating activities	240,882	(146,023)

Cash flows from investing activities
Purchase of equipment	-	(14,528)

Net cash flows used in investing activities	-	(14,528)

Cash flows from financing activities
Loan from related parties	-	443,891

Net cash flows provided by financing activities	-	443,891

Net increase in cash and cash equivalents	240,882	283,340

Cash and cash equivalents - beginning of period	839,868	-

Cash and cash equivalents - end of period	1,080,750	283,340

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Interim Financial Statements

December 31, 2007 (unaudited)

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

(b)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for the impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assts to be held and used is done by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value o the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarter ended December 31, 2007.

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

4.  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to a single customer to whom the Company makes substantial sales with a credit period of 60 days. At December 31, 2007, this single customer accounted for all of the Company's receivables, amounting to CAD258,713 which were all current (September 30, 2007 - one customer accounted for all of the Company's receivables). The Company regularly monitors the creditworthiness of this customer and believes that it has adequately provided for exposure to potential credit losses.

5.   PLANT AND EQUIPMENT

			December 31	September 30
		Accumulated	2007	2007
	Cost	Depreciation	Net	Net

Office equipment	6,970	2,242	4,728	5,178

Computer equipment	7,558	2,435	5,123	5,612

	14,528	4,677	9,851	10,790

All the office and computer equipment have useful lives of 4 years.

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

Melo Biotechnology Holdings Inc., (hereinafter referred to as “We,” “Us,”  “Melo,” or the “Company”) is a publicly traded company whose shares trade on the OTC Bulletin Board (the “OTCBB”) under the trading symbol “MLOBF”.   The Company was organized under the laws of Ontario, Canada, as MIAD Systems, Ltd. in March 1993.

Currently, the Company, through its wholly owned subsidiary, Melo Biotechnology Limited (“Melo HK”), a British Virgin Islands corporation, develops, trades and markets health products, with a focus on nutritional supplements, in Hong Kong. The business operations of Melo HK are the Company’s only business operations.  Melo HK purchases nutritional supplements from manufacturers and distributors in both the United States and China and then distributes the products to internet based sales companies in Hong Kong.  The Company’s sole business focus is on the sale of health products.

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the period ended December 30, 2007. The following discussion should be read in conjunction with the Financial Statements and related

Notes appearing elsewhere in this Form 10-QSB.

All figures stated herein are in Canadian Dollars.

Period Ended December 31, 2007 Compared with the Period Ended December 31, 2006

Revenues.  During the 3 months ended December 31, 2007, the Company had revenue of CAD$341,906, as compared to revenue of CAD$761,819 for the three months ended December 31, 2006.  This decrease in revenue is attributable to the increased competition that the Company experienced in the sales of health products.

Costs of Revenue.  The cost of revenue for the 3 months ended December 31, 2007 was CAD$139,093, as compared to CAD$292,490 for the three months ended December 31, 2006.  This decrease in revenue is attributable to the increased competition that the Company experienced in the sales of health products.

Operating Expenses.  Operating expenses for the 3 months ended December 31, 2007 were CAD $59,018.  Of this, CAD$12,536 was allocated to Selling and Distribution and CAD $46,482 was allocated to General and Administrative Expenses.  Operating expenses for the 3 months ended December 31, 2006 were CAD$92,645.  Of this, CAD$16,351 was allocated to Selling and Distribution and CAD$76,294 was allocated to General and Administrative Expenses.  The decrease which occurred in the administrative and selling expenses was a result of reduced sales activity by the Company.

Net Income.  The Company had net income for the 3 months ended December 31, 2007 of CAD$121,777, as compared to net income of CAD$613,493 for the 3 months ended December 31, 2006.

Liquidity and Capital Resources.

For the period ended December 31, 2007, the Company’s balance sheet reflects current and total assets of CAD$1,349,314 in the form of cash and cash equivalents, accounts receivables, and plant and equipment.  The Company’ balance sheet reflects total stockholders’ equity of CAD$1,116,020 and an accumulated surplus of CAD$525,721.

As of December 31, 2007, the Company did not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments.

Inflation

Inflation has not had a material impact on our business.

Currency Exchange Fluctuations

All of our revenues and a majority of the expenses in 2007 were denominated primarily in Renminbi ("RMB"), the currency of China. There can be no assurance that the RMB/Canadian dollar exchange rates will remain stable. A devaluation of the RMB relative to the Canadian dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. During the three months ended December 31, 2007, the RMB/Canadian dollar exchange rates did not have significant fluctuation.

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

The Company does not have any reserves against its accounts receivable at December 31, 2007. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable is sufficient to realize the current carrying value of the accounts receivable. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the products. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers’ financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for non-recoverable accounts receivable.

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

ITEM 8A.  CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the period ended December 31, 2007.

ITEM 5. OTHER INFORMATION

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on January 8, 2008, the Company appointed Michael Medlock as its Chief Executive Officer.

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

Date: February 19, 2008

By: /s/ Fung Ming

Fung, Chief Financial Officer

Date: February 19, 2008