Form 10QSB
period 2008-03-31
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2008-05-20
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Issuers telephone number (852) 22910084

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of March 31 2008, there were 1,237,134 shares of voting common stock, without par value, of Melo Biotechnology Holdings Inc. issued and outstanding.

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

13

ITEM 5. OTHER INFORMATION

13

ITEM 6. EXHIBITS

13

SIGNATURES

15

PART I

Item 1. Financial Statements

MELO BIOTECHNOLOGY HOLDINGS INC.

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

INDEX

Page
Condensed balance sheets	4
Condensed statements of operations	5
Condensed statements of cash flows	6
Notes to condensed financial statements	7-9

Melo Biotechnology Holdings Inc.

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of March 31, 2008 and September 30, 2007

	March 31	September 30
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalent	1,080,893	839,868
Accounts receivables (note 4)	353,985	362,863
Total current assets	1,434,878

Plant and equipment (note 5)	8,912	10,790

TOTAL ASSETS	1,443,790	1,213,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities (note 6)	12,836	28,278
Income taxes payable	233,000	191,000
Total current liabilities

TOTAL LIABILITIES	245,836	219,278

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 1,237,134 at March 31, 2008
(1,237,134 at September 30, 2007)	590,299	590,299

Surplus	607,655	403,944

TOTAL STOCKHOLDERS’ SURPLUS	1,197,954	994,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,443,790	1,213,521

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended March 31, 2008

And For the Three Months Ended March 31, 2007

	3 months ended	3 months ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)

Revenue	337,135	591,504

Cost of goods sold	137,328	225,257

Gross profit	199,807	366,247

Operating expenses
General and administrative expenses	96,333	41,706
Selling and distribution costs	6,448	25,999
Total operating expenses	102,781	67,705

INCOME FROM OPERATIONS	97,026	298,542

OTHER INCOME
Sundry income	1,908	6,802
	1,908

INCOME BEFORE INCOME TAXES	98,934	305,344

INCOME TAXES	(17,000)	(50,000)

NET INCOME	81,934	255,344

RETAINED EARNINGS/(ACCUMULATED DEFICITS),	525,721	(275,124)
BEGINNING OF PERIOD

RETAINED EARNINGS/(ACCUMULATED DEFICITS),	607,655	(19,780)
END OF PERIOD

NET INCOME PER COMMON SHARE
Basic and fully diluted	0.07	0.21

WEIGHTED AVERAGE COMMON SHARE
OUTSTANDING
Basic and fully diluted	1,237,134	1,237,134

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended March 31, 2008

And For the Three Months Ended March 31, 2007

	3 months ended	3 months ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income for the period	98,934	305,344
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	939	949
Exchange gain on translation of amount due to
Stockholder	-	(5,751)
Cash effect of changes in:
Accounts receivable	(95,272)	44,513
Accounts payables and accrued liabilities	(4,458)	(10,483)

Net cash flows from operating activities	143	334,572

Net increase in cash and cash equivalents	143	334,572

Cash and cash equivalents - beginning of period	1,080,750	283,340

Cash and cash equivalents - end of period	1,080,893	617,912

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Interim Financial Statements

March 31, 2008 (unaudited)

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

(b)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for the impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assts to be held and used is done by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarter ended March 31, 2008.

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

4.  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to a single customer to whom the Company makes substantial sales with a credit period of 60 days. At March 31, 2008, this single customer accounted for all of the Company's receivables, amounting to CAD353,985 which were all current (September 30, 2007 - one customer accounted for all of the Company's receivables). The Company regularly monitors the creditworthiness of this customer and believes that it has adequately provided for exposure to potential credit losses.

5.   PLANT AND EQUIPMENT

			March 31	September 30
		Accumulated	2008	2007
	Cost	Depreciation	Net	Net

Office equipment	6,970	2,692	4,278	5,178

Computer equipment	7,558	2,924	4,634	5,612

	14,528	5,616	8,912	10,790

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

In October 2006, we formed a wholly-owned subsidiary, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, to engage in the sales of health products throughout Hong Kong and China (the “Territory”).  Through Melo Limited, we engage in the sale of dietary nutritional supplements in the Territory.  Melo Limited purchases nutritional supplements from manufacturers and distributors and then distributes the products to certain sales agents in Hong Kong and China (the “Territory”) who market the products to different vendors.  Melo Limited has an established office in Hong Kong.  Melo Limited utilizes sales agents throughout the Territory in an effort to sell and distribute its products. The sales agents are directly responsible for the promotion and sales of Melo Limited’s line of health products to vendors throughout the Territory.

Following the commencement of the business operations of Melo Limited, on October 10, 2006, the Company entered into an Asset Sale, Purchase and Transfer Agreement with MIAD Information Systems Ltd.(“Buyer”), a Canadian corporation.  The transaction was completed on November 22, 2006.  Under the Asset Sale, Purchase and Transfer Agreement, Melo sold all of the rights, properties, and assets used in the conduct of the Company’s computer distribution and custom assembled personal computer system business to the Buyer and the Buyer assumed all liabilities relating to the Company’s computer business.

As noted above, the Company entered into an agreement for the sale of its Computer Distribution Business on October 10, 2006 and subsequently sold its Computer Distribution Business on November 22, 2006. Additionally, beginning on October 2006, the Company engaged in a new line of business, the sale of health products, through its wholly owned subsidiary Melo Limited.  Accordingly, all of the sales figures reported in this interim financial statement are related to the Company’s business operations conducted through Melo Limited.  The expenses in the Income Statement represent those related to the business of trading of health products. The expenses incurred are all related to selling and administrative functions.  No expense items are of exceptional nature or magnitude.

Liquidity and Capital Resources

For the period ended March 31, 2008, the Company’s balance sheet reflects current and total assets of CAD$1,443,790 in the form of cash and cash equivalents, accounts receivables, and plant and equipment.  The Company’ balance sheet reflects total stockholders’ equity of CAD$1,197,954 and an accumulated surplus of CAD$607,655.

As of March 31, 2008, the Company did not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments.

Results of Operations

The Company recorded net income of CAD$81,934 for the three month period ended March 31, 2008, compared to a net income of CAD$255,344 for the three month period that ended March 31, 2007. The drecrease can be attributable to the more competition in the market of health products, the snow disaster in January and February 2008 over the territory of China, and the recruitment of the CEO which greatly increase the administrative expenses.

For the three month period ended March 31, 2008, the Company had operating expenses of CAD$102,781, compared to CAD$67,705 for the three month period ended March 31, 2007  Of this, for the three months ended March 31, 2008, CAD$96,333 was for general and administrative expenses and CAD$6,448 went to selling and distribution costs.  Of the expense during the three month period ended March 31, 2007, CAD$41,706 was for general and administrative expenses and CAD$25,999 was for selling and distribution costs. The significant increase in general and administrative expenses can be attributable to the salaries expenses for the new CEO who commenced his employment since January 2, 2008.

Revenue for the three month period ended March 31, 2008 was CAD$337,135, compared to CAD$591,504 for the three month period ended March 31, 2007.

Inflation

Inflation has not had a material impact on our business.

Currency Exchange Fluctuations

All of our revenues and a majority of the expenses in 2008 were denominated primarily in Renminbi ("RMB"), the currency of China. There can be no assurance that the RMB/Canadian dollar exchange rates will remain stable. A devaluation of the RMB relative to the Canadian dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. During the three months ended March 31, 2008, the RMB/Canadian dollar exchange rates have a slight inflation.

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

The Company does not have any reserves against its accounts receivable at March 31, 2008. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable is sufficient to realize the current carrying value of the accounts receivable. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the products. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers’ financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for non-recoverable accounts receivable.

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

Date: May 20, 2008

By: /s/ Fung Ming

Fung, Chief Financial Officer

Date: May 20, 2008