Form 10QSB
period 2008-06-30
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2008-08-14
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Issuers telephone number (852) 22910084

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of June 30 2008, there were 1,237,134 shares of voting common stock, without par value, of Melo Biotechnology Holdings Inc. issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐       No   ☒

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

13

ITEM 5. OTHER INFORMATION

13

ITEM 6. EXHIBITS

13

SIGNATURES

14

PART I

Item 1. Financial Statements

MELO BIOTECHNOLOGY HOLDINGS INC.

CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

INDEX

Page
Condensed balance sheets	4
Condensed statements of operations	5
Condensed statements of cash flows	6
Notes to condensed financial statements	7-9

Melo Biotechnology Holdings Inc.

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of June 30, 2008 and September 30, 2007

	June 30	September 30
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalent	1,188,381	839,868
Accounts receivables (note 4)	344,494	362,863
Total current assets

Plant and equipment (note 5)	7,973	10,790

TOTAL ASSETS	1,540,848	1,213,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities (note 6)	10,739	28,278
Income taxes payable	250,000	191,000
Total current liabilities

TOTAL LIABILITIES	260,739	219,278

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 1,237,134 at June 30, 2008
(1,237,134 at September 30, 2007)	590,299	590,299

Surplus	689,810	403,944

TOTAL STOCKHOLDERS’ SURPLUS	1,280,109	994,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,540,848	1,213,521

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three and Nine Months Ended June 30, 2008

And For the Three and Nine Months Ended June 30, 2007

	9 months ended June 30		3 months ended June 30
	2008	2007	2008	2007

REVENUE	$1,015,384	2,007,120	336,343	653,797

COST OF SALES	418,324	783,024	141,903	265,277

GROSS PROFIT	597,060	1,224,096	194,440	388,520

OPERATING EXPENSES
Selling and distribution	158,224	86,450	15,409	44,100
General and administrative	100,080	185,271	81,096	67,271
	258,304	271,721		111,371

INCOME FROM OPERATIONS	338,756	952,375	97,935	277,149

Gain on disposal of subsidiary	-	298,318	-	-
Other income	6,110	49,155	1,220	39,862

	344,866	1,299,848	99,155	317,011

PROVISION FOR TAXATION	(59,000)	(163,000)	(17,000)	(49,000)

NET INCOME	$285,866	1,136,848	82,155	268,011

NET INCOME PER SHARE:
BASIC AND DILUTED	$0.23	0.59	0.07	0.22

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	1,237,134	1,924,430	1,237,134	1,237,134

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Nine Months Ended June 30, 2008

And For the Nine Months Ended June 30, 2007

	9 months ended	9 months ended
	June 30, 2008	June 30, 2007
	(unaudited)	(audited)
Cash flows from operating activities
Net income for the period	344,866	1,299,848
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Gain on disposal of a subsidiary	-	(298,318)
Amortization and depreciation	2,817	2,798
Exchange gain on translation of amount due to	-	(39,799)
Stockholder
Cash effect of changes in:
Accounts receivable	18,369	(536,149)
Accounts payables and accrued liabilities	(17,539)	13,746

Net cash flows from operating activities	348,513	442,126

Cash flows from investing activities
Purchase of equipment	-	(14,528)
Net cash outflows used in investing activities	-	(14,528)

Cash flows from financing activities
Loan from related parties	-	443,891
	-	443,891

Net increase in cash and cash equivalents	348,513	871,489

Cash and cash equivalents - beginning of period	839,868	-

Cash and cash equivalents - end of period	1,188,381	871,489

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Interim Financial Statements

June 30, 2008 (unaudited)

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

(b)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for the impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assts to be held and used is done by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarter ended June 30, 2008.

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

4.  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to a single customer to whom the Company makes substantial sales with a credit period of 90 days. At June 30, 2008, this single customer accounted for all of the Company's receivables, amounting to CAD344,494 which were all current (September 30, 2007 - one customer accounted for all of the Company's receivables). The Company regularly monitors the creditworthiness of this customer and believes that it has adequately provided for exposure to potential credit losses.

5.   PLANT AND EQUIPMENT

			June 30	September 30
		Accumulated	2008	2007
	Cost	Depreciation	Net	Net

Office equipment	6,970	3,142	3,828	5,178

Computer equipment	7,558	3,413	4,145	5,612

	14,528	6,555	7,973	10,790

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

On October 1, 2007, we formed a wholly-owned subsidiary, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, to engage in the sales of health products throughout Hong Kong and China (the “Territory”).  Through Melo Limited, we engage in the sale of dietary nutritional supplements in the Territory.  Melo Limited purchases nutritional supplements from manufacturers and distributors and then distributes the products to certain sales agents in Hong Kong and China (the “Territory”) who market the products to different vendors.  Melo Limited has an established office in Hong Kong.  Melo Limited utilizes sales agents throughout the Territory in an effort to sell and distribute its products. The sales agents are directly responsible for the promotion and sales of Melo Limited’s line of health products to vendors throughout the Territory.

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

Liquidity and Capital Resources

For the period ended June 30, 2008, the Company’s balance sheet reflects current and total assets of CAD$1,540,848 in the form of cash and cash equivalents, accounts receivables, and plant and equipment.  The Company’ balance sheet reflects total stockholders’ equity of CAD$1,280,109 and an accumulated surplus of CAD$689,810.

As of June 30, 2008, the Company did not require the addition of any material capital assets and does not currently have any material commitments for capital expenditures or material purchase commitments.

Results of Operations

The Company recorded net income of CAD$82,155 for the three month period ended June 30, 2008, compared to a net income of CAD$268,011 for the three month period that ended June 30, 2007. The decrease can be attributable to decrease in the market demand of health products which is in turn caused by a number of factors including the increased competition in the market of health products, the bad weather in January and February 2008 over the territory of China, the earthquake in May 2008 and the collapse of the China Stock Market. On the expense side, the recruitment of the new CEO has greatly increased the administrative expenses.

For the three month period ended June 30, 2008, the Company had operating expenses of CAD$96,505, compared to CAD$111,371 for the three month period ended June 30, 2007  Of this, for the three months ended June 30, 2008, CAD$81,096 was for general and administrative expenses and CAD$15,409 went to selling and distribution costs.  Of the expense during the three month period ended June 30, 2007, CAD$67,271 was for general and administrative expenses and CAD$44,100 was for selling and distribution costs. The significant increase in general and administrative expenses can be attributable to the salaries expenses for the new CEO who commenced his employment since January 2, 2008.

Revenue for the three month period ended June 30, 2008 was CAD$336,343, compared to CAD$653,797 for the three month period ended June 30, 2007.

Inflation

Inflation has not had a material impact on our business.

Currency Exchange Fluctuations

All of our revenues and a majority of the expenses in 2008 were denominated primarily in Renminbi ("RMB"), the currency of China. There can be no assurance that the RMB/Canadian dollar exchange rates will remain stable. A devaluation of the RMB relative to the Canadian dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. During the three months ended June 30, 2008, the RMB/Canadian dollar exchange rates have a slight inflation.

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

The Company does not have any reserves against its accounts receivable at June 30, 2008. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable is sufficient to realize the current carrying value of the accounts receivable. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the products. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers’ financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for non-recoverable accounts receivable.

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

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Date: August 14, 2008

By: /s/ Fung Ming

Fung, Chief Financial Officer

Date: August 14, 2008