Form 10KSB
period 2008-09-30
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2009-02-13
CIK 1081568

UNITED STATES

SECURITIES EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OR (G) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Issuer’s revenues for its most recent fiscal year: CAD $1,151,184

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2008: US$350,030

As of September 30, 2008, the Issuer had 1,237,134 shares of common stock issued and outstanding.

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

Products

During the fiscal year ended September 30, 2008, there are no material changes in our product mix. We currently market and sell twenty-four (24) various types of nutritional supplements. These products are divided into six broad categories: 1) feminine health products; 2) masculine health products; 3) general vitamins and supplements; 4) immunity enhancement and support products; 5) products oriented towards supporting a modern lifestyle; 6) life stage specific products. Within and across the categories products are targeted at a variety of health benefits and solutions. Not all of our products are offered in every geographical market.  The following is a list of the twenty-three of the products that we currently distribute:

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

Customers

The Company’s customers are internet based companies that maintain a strong network and customer base throughout China.

Marketing

Our business is particularly subject to changing consumer trends and preferences. Our continued success is the result of our ability to anticipate and respond to these changes; through our marketing efforts, we respond in a timely or commercially appropriate manner to such changes. Because markets for nutrition supplement products differentiate geographically, we have accurately assessed demand in each specific market into which we wish to make sales.

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

Competition

Our main competitors are direct sales companies, such as Amway, Avon, Mary Kay, Nu Skin, Herbalife, SunRider, Unicity Network, FLP and Morinda. Some of these competitors have been granted a direct selling business license in China pursuant to China's recent regulations governing direct selling.  Such licenses may give the Company’s competitors a business advantage over the Company.

Intellectual Property

The Company does not own any trademarks or patents on any of the products that is sells or methods that it utilizes in such sales.  Other parties are actively developing products similar to those that we distribute. We expect these parties to continue to take steps to protect these products, including seeking patent protection. There may be patents issued or pending that are held by others and cover significant parts of our business methods or services. We cannot be certain that our products do not or will not infringe on any valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims, from time to time, relating to the intellectual property of others in the ordinary course of our business.

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

Research and Development

We did not carry out any research and development activities in 2008, and do not have any specific plans for research and development in 2009.

Employees

At present, we have 4 full time employees and 3 part-time employees. We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Subsequent Event

Subsequent to the fiscal year ended September 30, 2008, as disclosed on Form 8-K filed with the SEC on December 10, 2008, on December 4, 2008, the Company entered into an Agreement for Share Exchange (the “Exchange Agreement”) with Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, Melo International Holdings Limited, a British Virgin Islands corporation (“Melo International”) and the shareholders of the Melo International (the “Shareholders”).  Pursuant to the terms of the Exchange Agreement the Company agreed to issue a total of 22,127,000 shares of its restricted common stock to the Shareholders in exchange for the transfer by the Shareholders of all of the issued and outstanding common stock of Melo International to the Company’s wholly-owned subsidiary, Melo Limited, thereby making Melo International a wholly-owned subsidiary of the Company (the “Share Exchange”).

The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Exchange Agreement, which is filed as Exhibit 2.1 to the Form 8-K filed with the SEC on December 10, 2008 and is hereto and incorporated herein by reference.

Upon the closing of the Share Exchange on December 4, 2008, the Shareholders delivered all of their equity capital in Melo International to the Company’s subsidiary, Melo Limited, in exchange for a total of 22,127,000 shares of common stock of the Company.  Prior to completion of the Share Exchange, the Company had 1,237,134 shares of common stock issued and outstanding.  Immediately following completion of the Share Exchange, the Company had a total of approximately 23,364,134 shares of its common stock issued and outstanding.  As a result of the Share Exchange, Melo International became a wholly-owned subsidiary of the Company. Melo International engages in the trading of health products. Through the closing of the Share Exchange, the Company succeeded to the business of Melo International.  The Company will carry on the business of Melo International in addition to its other business operations.

The Chart below depicts the corporate structure of the Company as of the date of this 8-K.  The Company owns 100% of the capital stock of Melo Limited and has no other direct subsidiaries.  Melo Limited owns 100% of the capital stock of Melo International and has no other direct subsidiaries.  Melo International has no subsidiaries.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the quarter ended September 30, 2008

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information.  The Company’s shares trade on the OTCBB under the symbol “MLOBF.”  From June 1999 until our listing on the OTCBB in November 2001, we traded in the “pink sheets” under the trading symbol “MIAD”.   On November 14, 2006 the Company name change from MIAD Systems Limited to Melo Biotechnology Holdings Inc. became effective and the stock ceased trading under the symbol "MIADF". With the reverse 1:3 common stock split effective, the common stock started trading on the OTCBB under the symbol "MLOBF."

The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2007	HIGH	LOW
Quarter Ended March 31	$.80	$0.50
Quarter Ended June 30	$1.95	$0.45
Quarter Ended September 30	$2.23	$1.21
Quarter Ended December 31	$1.98	$1.50

2008	HIGH	LOW
Quarter Ended March 31	$1.88	$.86
Quarter Ended June 30	$1.01	$.35
Quarter Ended September 30	$1.01	$.35
Quarter Ended December 31	$.65	$.20

(b)

Holders.  As of September 30, 2008 there were 1,237,134 shares of common stock issued and outstanding and 11 shareholders of record.

(c)

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended September 30, 2008 or 2007.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended September 30, 2008.

The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-KSB.

All figures stated herein are in Canadian dollars.

Year Ended September 30, 2008 Compared with Year Ended September 30, 2007

Revenues.  During the fiscal year ended September 30, 2008, the Company had operating revenues of CAD $1,151,184, as compared to revenues of CAD $2,442,041 for the fiscal year ended September 30, 2007.  This decrease in revenue is attributable to deterioration in demand of health products mainly caused by the following events:

a)

The snowstorm in China in January and February 2008;

b)

The Sichuan earthquake in China in May 2008;

c)

The negative wealth effect resulted from the continuous downturn of the China and Hong Kong stock markets; and

d)

The adverse global economic conditions which occurred in September 2008.

Costs of Revenue.  The cost of revenue for the fiscal year ended September 30, 2008 was CAD $476,476, as compared to CAD $956,592 for the fiscal year ended September 30, 2007.  The gross profit margin is kept relatively stable and therefore the decrease in cost of goods sold is in line with the decrease in sales.

Operating Expenses.  Operating expenses for the fiscal year ended September 30, 2008 were CAD $380,223.  Of this, CAD $172,556 was allocated to Selling and Distribution, CAD $207,667 was allocated to General and Administrative Expenses.  Operating expenses for the fiscal year ended September 30, 2007 were CAD $372,103.  Of this, CAD $106,638 was allocated to Selling and Distribution, CAD $265,465 was allocated to General and Administrative Expenses. The increase in Selling and Distribution expenses is mainly attributable to the payment of the salary of the Chief Executive Officer who joined the Company in January 2008.  The decrease in General and Administrative expenses is mainly attributable to the decrease in legal and professional fees experienced by the Company .

Net Gain.  The Company had a net gain for the fiscal year ended September 30, 2008 of CAD $254,765, as compared to a larger net gain of CAD $ 1,292,561 for the fiscal year ended September 30, 2007.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of September 30, 2008, our audited balance sheet reflects that we have cash and cash equivalents of CAD $1,156,655, total current assets of CAD $1,492,455, total assets of CAD $1,499,489, total liabilities of CAD $250,481, and total stockholders’ equity of CAD $1,249,008.  The net cash provided by operating activities for the fiscal year ended September 30, 2008 was CAD $316,787.  The net cash used in investing activities for the fiscal year ended September 30, 2008 was zero.

ITEM 7.

FINANCIAL STATEMENTS

The financial statements of the Company required by Regulation S-B are attached to this report.

MELO BIOTECHNOLOGY HOLDINGS, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	12
Comments by Auditors for US Readers on Canada – US Reporting Difference	--
Balance Sheet	13
Statement of Income	14
Statement of Cash Flows	15
Statement of Shareholders' Deficiency	16
Notes to the Financial Statements	17 – 24

JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PEOPLE’S REPUBLIC OF CHINA

Room 20HH08, 20/F., Eu Hua Mansion, Huangmugang, Futian, Shenzhen, China. (Postal code : 518035)

Tel: (852) 2377 0131    Fax: (852) 2184 0922

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

MELO BIOTECHNOLOGY HOLDINGS INC.

(INCORPORATED IN CANADA)

We have audited the accompanying consolidated balance sheet of Melo Biotechnology Holdings Inc. as of September 30, 2008 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

.

/s/ JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PRC

Shenzhen

February 13, 2009

Melo Biotechnology Holdings Inc.

Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of September 30, 2008 and 2007

	September 30	September 30
	2008	2007

ASSETS
Current assets
Cash and cash equivalent	1,156,655	839,868
Accounts receivables (note 4)	335,800	362,863
Total current assets	1,492,455

Plant and equipment (note 5)	7,034	10,790

TOTAL ASSETS	1,499,489	1,213,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities (note 6)	9,481	28,278
Income taxes payable	241,000	191,000

Total current liabilities	250,481

TOTAL LIABILITIES	250,481	219,278

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 1,237,134	590,299	590,299

Surplus	658,709	403,944

TOTAL STOCKHOLDERS’ SURPLUS	1,249,008	994,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,499,489	1,213,521

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Consolidated Statements of Income

(Stated in Canadian Dollars)

For the Years Ended September 30, 2008 and 2007

	Year ended Sept 30
	2008	2007

Revenue	$1,151,184	2,442,041

COST OF SALES	476,476	956,592

GROSS PROFIT	674,708	1,485,449

OPERATING EXPENSES
Selling and distribution	172,556	106,638
General and administrative	207,667	265,465

	380,223	372,103

INCOME FROM OPERATIONS	294,485	1,113,346

gain on disposal of subsidiary (Note 9)	-	298,318
other COMPREHENSIVE income	10,280	71,897

	304,765	1,483,561

PROVISION FOR TAXATION	(50,000)	(191,000)

NET INCOME	$254,765	1,292,561

NET INCOME PER SHARE:
BASIC AND DILUTED	$0.206	1.045

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	1,237,134	1,237,134

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Consolidated Statement of Cash Flows

(Stated in Canadian Dollars)

For the Year Ended September 30, 2008 and 2007

	Year ended September 30,
	2008	2007

Cash flows from operating activities
Net income for the year	304,765	1,483,561
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Gain on disposal of a subsidiary	-	(298,318)
Amortization and depreciation	3,756	3,738
Cash effect of changes in:
Accounts receivable	27,063	(362,863)
Accounts payables and accrued liabilities	(18,797)	28,278

Net cash inflows from operating activities	316,787	854,396

Cash flows from investing activities
Purchase of equipment	-	(14,528)

Net cash outflows used in investing activities	-	(14,528)

Cash flows from financing activities
Loan from related parties	-	443,891
Repayment of loan from related parties	-	(443,891)

Net cash inflows provided by financing activities	-	-

Net increase/(decrease) in cash and cash equivalents	316,787	839,868

Cash and cash equivalents - beginning of year	839,868	-

Cash and cash equivalents - end of year	1,156,655	839,868

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Consolidated Statement of Stockholders’ equity

(Stated in Canadian Dollars)

For the Year Ended September 30, 2008 and 2007

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income	Total

As at October 1, 2006	590,299	$(888,617)	$-	$(298,318)

Net income	-	1,220,664	-	1,220,664
Foreign currency
Translation adjustment	-	-	71,897	71,897

As at September 30, 2007	590,299	332,047	71,897	994,243

Net income	-	244,485	-	244,485
Foreign currency
Translation adjustment	-	-	10,280	10,280

As at September 30, 2008	590,299	$576,532	$82,177	$1,249,008

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Consolidated Financial Statements

September 30, 2008

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

(b) Principles of consolidation

For the years ended and as of September 30, 2008 and 2007, the consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

(e)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debts incurred during the years ended September 30, 2008 and 2007 are both Nil..

(f)

Inventories

Inventories consisting of goods for resale are stated at the lower of cost or net realizable value. Inventory costs are calculated using an average cost basis. There are no inventory as of September 30, 2008.

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

Office equipment

4 years

Computer equipment

4 years

The depreciation expense for the year ended September 30, 2008 and 2007 amounted to $3,756 and $3,783 respectively.

(i)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the years ended September 30, 2008 and 2007.

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

In accordance with the relevant tax laws and regulations of Hong Kong, the corporation income tax rate applicable is 17.5%.  The Company's income tax expense for year ended September 30, 2008 and 2007 were HK$50,000 and $191,000 respectively.

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

b)

Delivery has occurred or services have been rendered,

c)

The seller's price to the buyer is fixed or determinable, and

d)

Collectibility is reasonably assured.

(m)

 Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2008 and 2007, there were no common share equivalents outstanding.

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

	September 30, 08	September 30, 07

Year end HK$ : CAD$ exchange rate	0.136456	0.128191
Average yearly HK$ : CAD$ exchange rate	0.132324	0.135656

(r) Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, as amended, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no material impact to the Company’s financial statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS157-b, which proposed deferring the effective date of SFAS 157 for one year, as it relates to non-financial assets and liabilities. The Company will adopt SFAS 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2009. The Company is evaluating the impact that the adoption of SFAS 157 will have on its financial statements

During February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits all entities to choose, at specified election dates, to measure eligible items at fair value. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is evaluating the impact that this Statement will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R beginning in the first quarter of fiscal year 2010 and will apply the standard prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The Company will adopt SFAS 160 beginning in the first quarter of fiscal year 2010 and will apply the standard prospectively to business combinations completed on or after that date.

NOTE 3 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations.

NOTE 4 -  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to a single customer to whom the Company makes substantial sales with a credit period of 60 days. At September 30, 2008, this single customer accounted for all of the Company's receivables, amounting to CAD$335,800 (September 30, 2007 - one customer accounted for 100% of the Company's receivables and no single customer accounted for greater than 10% of the Company’s sales). All the balances have been settled subsequent to the year end. The Company regularly monitors the creditworthiness of this customer and believes that it has adequately provided for exposure to potential credit losses.

NOTE 5 - PLANT AND EQUIPMENT

			September 30	September 30
		Accumulated	2008	2007
	Cost	Depreciation	Net	Net

Office equipment	6,970	3,594	3,376	5,178

Computer equipment	7,558	3,900	3,658	5,612

	14,528	7,494	7,034	10,790

All the office and computer equipment have useful lives of 4 years.

NOTE 6 -  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued audit fee which are all current.

NOTE 7 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong, the statutory corporate income tax rates are 17.5% for the year ended September 30, 2008.

The actual and effective corporate income tax was 12.9% for the years ended September 30, 2008 and 2007, respectively.

The provisions for income taxes for each of the two years ended September 30, 2008 and 2007 are summarized as follows:

	As of September 30,
	2008	2007

Current	$50,000	$191,000
Deferred	-	-

TOTAL	$50,000	$191,000

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 8 - COMMON STOCK

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

NOTE 9 - DISPOSAL OF A SUBSIDIARY

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

NOTE 10 – SIGNIFICANT SUBSEQUENT EVENT

Subsequent to the fiscal year ended September 30, 2008, as disclosed on Form 8-K filed with the SEC on December 10, 2008, on December 4, 2008, the Company entered into an Agreement for Share Exchange  (the “Exchange Agreement”) with Melo Biotechnology Limited, a British Virgin Islands corporation, Melo International Holdings Limited, a British Virgin Islands corporation and the shareholders of the Melo International Holdings Limited (the “Shareholders”).  Pursuant to the terms of the Exchange Agreement the Company agreed to issue a total of 22,127,000 shares of its restricted common stock to the Shareholders in exchange for the transfer by the Shareholders of all of the issued and outstanding common stock of Melo International Holdings Limited to the Company’s wholly-owned subsidiary, Melo Biotechnology Limited, thereby making Melo International Holdings Limited, a wholly-owned subsidiary of the Company.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

There have been no changes or disagreements with our accountants on accounting and financial disclosure.

ITEM 8A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-KSB. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-KSB.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth, as of September 30, 2008, the names and ages of our current officers and directors.  All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified.  Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The directors and executive officers currently serving the Company are:

Name	Age	Position	Tenure

Fung Ming	40	Director, President, Treasurer	Since August 2006
Tommy Chan	41	Director	Since September 2006

Michael Medlock	43	Chief Executive Officer	Since January 2008 and resigned October 2008

Biographical Information

Fung Ming.  Fung Ming is 40 years old.  Mr. Ming has been a Director of the Company since August 2006.  Mr. Ming has served as the Company’s President and Treasurer since November 2006.  As a Director and the President and Treasurer of the Company Mr. Ming is responsible to the general business operations of the Company.  In addition to his work with the Company, Mr. Ming is the Executive Director of M.L. Strategic Limited, the Company’s largest shareholder. During the ten year period preceding his in involvement with the Company, Mr. Fung has been self-employed as a business consultant, providing consulting services in accounting, taxation and company secretarial matters.

Tommy Chan.  Tommy Chan is 41 years old.  Mr. Chan has been a director of the Company since September 2006.   In addition to his work as a director of the Company, Mr. Chan is an accountant and currently works as Director of Finance and Human Resources in a not-for-profit organization in Canada. Mr. Chan has worked in the finance and accounting industry for 15 years. He was previously employed with two start-up telecommunication companies and was the Financial Controller for one of them. At these companies, Mr. Chan was responsible for developing the accounting, finance and human resource departments. Before joining the telecommunications industry, he was responsible for the successful listing of a manufacturing company on the Singapore Stock Exchange and for overseeing that company's China and Hong Kong financial control duties.

Michael Medlock.  Mr. Medlock is 43 years old.  Mr. Medlock served as the Chief Executive Officer of the Company from January 2, 2008 through October 15, 2008.  As the Chief Executive Officer he is responsible for the general business operations of the Company. From 2005 to 2007, Mr. Medlock worked as the Managing Director of Sinostrategy Consulting Limited which is located in the United Kingdom.  Sinostrategy Consulting Limited is in the market entry and intercultural communication consulting business and specializes in European and Chinese markets.  As the Managing Director for Sinostrategy Consulting Limited Mr. Medlock was responsible for the overall management of the company. From 2002 to 2005, Mr. Medlock worked in Germany as an independent lecturer in business studies.  During the period from 2000 to 2002, Mr. Medlock engaged in entrepreneurial activities in the United Kingdom health food industry.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based upon a review of all filings regarding the Company which have been filed with the Securities and Exchange Commission, the Company believes that Form 3 Initial Statements of Beneficial Ownership for Fung Ming, Tommy Chan and Michael Medlock have not been filed as required.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 10.

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended September 30, 2008 and 2007. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

Fung, Ming, President and Treasurer	2008 2007	$0.00 --	-- --	-- --	-- --	-- --	-- --	-- --	$0.00 --
Michael Medlock(1)	2008 2007	95,000 --	-- --	-- --	-- --	-- --	-- --	-- --	95,000 --

(1)

As reported on Form 8-K filed with the SEC on October 15, 2008, subsequent to the fiscal year ended September 30, 2008, on October 15, 2008 Mr. Michael Medlock resigned from his position as the Chief Executive Officer of Melo Biotechnology Holdings, Inc.

Employment Agreements

As of the date of the filing of this Form 10-KSB, we have no written employment agreements with our officers and directors.  Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to the Company by not having extended terms and other terms typical of employment agreements.  We have no plans or packages providing for compensation of officers after resignation or retirement.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended September 30, 2008.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 2008, certain information with respect to the common stock beneficially owned by (i) each Director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Fung Ming (1) Director, President and Chief Financial Officer Room A, 1/F 2 Sheung Hei Street Kowloon, Hong Kong	0	0%
Common	Tommy Chan (1) Director Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong	0	0.0%
Common	Michael Medlock(2) Chief Executive Officer Flat F, 32 Floor, Sham Wan Towers 3 Ap Lei Chau Drive Ap Lei Chau Hong Kong	0	0.0%
Common	M.L. Strategic Room 1411, West Tower 168-200 Connaught Road Central Hong Kong	698,625	56.5%
Common	All Directors and executive officers (3 persons)	0	0.0%

(1)The person listed is currently an officer, a director, or both, of the Company.

(2)

As reported on Form 8-K filed with the SEC on October 15, 2008, subsequent to the fiscal year ended September 30, 2008, on October 15, 2008 Mr. Michael Medlock resigned from his position as the Chief Executive Officer of Melo Biotechnology Holdings, Inc.

ITEM 12.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

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

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Dominick Pope is not an independent director under these rules because he also serves as the Company’s as CEO, CFO, President and Treasurer.

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

**Filed herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by JTC Fair Song CPA Firm for audit of the Company's annual financial statements were US$20,000 for the fiscal year ended September 30, 2008, and US$25,000 for the fiscal year ended September 30, 2007.

(2) The aggregate fees billed by  JTC Fair Song CPA Firm for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were US$9,000 during the period ended September 30, 2008 and US$6,000 by Madson & Associates CPA, Inc. during the period ended September 30, 2007.

Tax Fees

(3) The aggregate fees billed by for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2008 and $0 for the fiscal year ended 2007.

All Other Fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

MELO BIOTECHNOLOGY HOLDINGS, INC.

By: /s/ Fung Ming

Fung Ming, President

Date: February 13, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Fung Ming

Fung Ming, President

Date: February 13, 2009

By: /s/ Fung Ming

Fung Ming, Chief Financial Officer

Date: February 13, 2009

By: /s/ Fung Ming

Fung Ming, Principal Accounting Officer

Date: February 13, 2009

By: /s/ Fung Ming

Fung Ming, Director

Date: February 13, 2009

By: /s/ Tommy Chan

Tommy Chan, Director

Date: February 13, 2009