Form 10-Q
period 2008-12-31
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2009-02-19
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 03-30801

MELO BIOTECHNOLOGY HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Canada	59-1944687
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Room 1411, West Tower, Shuntak Center, 168-200 Connaught Rd., Central, Hong Kong
(Address of principal executive offices)
(852) 22910084
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ X ] Yes   [ ] No

As of December 31, 2008 the Issuer had 23,364,134 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Melo Biotechnology Holdings, Inc., a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-KSB, and all amendments thereto, for the fiscal year ended September 30, 2008.

MELO BIOTECHNOLOGY HOLDINGS, INC.

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2008

Melo Biotechnology Holdings Inc.

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of December 31, 2008 and September 30, 2008

	December 31	September 30
	2008	2008
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalent	1,437,214	1,156,655
Accounts receivables (note 4)	275,356	335,800
Deposit, prepayment and other receivable	436,705	-
Total current assets

Plant and equipment (note 5)	68,419	7,034
Goodwill (note 8)	4,903,789	-

TOTAL ASSETS	7,121,483	1,499,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities (note 6)	96,585	9,481
Income taxes payable	241,000	241,000
Total current liabilities

TOTAL LIABILITIES	337,585	250,481

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 23,364,134 at December 31, 2008
(1,237,134 at September 30, 2008)	6,095,318	590,299

Surplus	688,580	658,709

TOTAL STOCKHOLDERS’ SURPLUS	6,783,898	1,249,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	7,121,483	1,499,489

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2008

And For the Three Months Ended December 31, 2007

	3 months ended	3 months ended
	December 31	December 31
	2008	2007
	(unaudited)	(unaudited)

Revenue	352,066	341,906

Cost of goods sold	93,241	139,093

Gross profit	258,825	202,813

Operating expenses
General and administrative expenses	110,894	46,482
Selling and distribution costs	122,360	12,536
Total operating expenses

INCOME FROM OPERATIONS	25,571	143,795

OTHER INCOME
Other comprehensive income – Foreign exchange adjustment	4,301	2,982
	4,301	2,982

INCOME BEFORE INCOME TAXES	29,872	146,777

INCOME TAXES	-	25,000

NET INCOME	29,872	121,777

ACCUMULATED SURPLUS, BEGINNING OF PERIOD	658,708	403,944

ACCUMULATED SURPLUS, END OF PERIOD	688,580	525,721

NET EARNING PER COMMON SHARE
Basic and fully diluted	0.001	0.098

WEIGHTED AVERAGE COMMON SHARE
OUTSTANDING
Basic and fully diluted	23,364,134	1,237,134

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2008

And For the Three Months Ended December 31, 2007

	3 months ended	3 months ended
	December 31	December 31
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income for the period	29,872	146,777
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Gain on disposal of a subsidiary		-
Amortization and depreciation	13,989	939
Net assets by way of acquisition	601,230	-
Cash effect of changes in:
Accounts receivable	60,444	104,150
Deposit, prepayment and other recivable	(436,705)	-
Accounts payables and accrued liabilities	87,104	(10,984)

Net cash flows used in operating activities	355,934	240,882

Cash flows from investing activities
Purchase of equipment	(75,375)	-

Net cash flows used in investing activities	(75,375)	-

Net increase in cash and cash equivalents	280,559	240,882

Cash and cash equivalents - beginning of period	1,156,655	839,868

Cash and cash equivalents - end of period	1,437,214	1,080,750

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Interim Financial Statements

December 31, 2008 (unaudited)

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

For quarter ended and as of December 31, 2008, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

1.

Melo Biotechnology Limited

2.

Melo International Holdings Limited

All significant inter-company balances and transactions have been eliminated.

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

4.  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to a single customer to whom the Company makes substantial sales with a credit period of 60 days. At December 31, 2008, two customers accounted for all of the Company's receivables, amounting to CAD275,356 which were all current (September 30, 2008 - one customer accounted for all of the Company's receivables). The Company regularly monitors the creditworthiness of these customers and believes that it has adequately provided for exposure to potential credit losses.

5.   PLANT AND EQUIPMENT

			December 31	September 30
		Accumulated	2008	2008
	Cost	Depreciation	Net	Net

Leasehold improvement	60,220	12,103	48,117	-

Office equipment	22,124	5,004	17,120	3,376

Computer equipment	7,558	4,376	3,182	3,658

	89,902	21,483	68,419	7,034

All have useful lives of 4 years.

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

7.

COMMON SHARES

During the quarter ended December 31, 2008, 22,127,000 common shares were issued.

8.  GOODWILL

Acquisition of Melo International Holdings Limited

The accompanying consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

The carrying value of the net assets acquired including cash and cash equivalents, accounts receivable, deposits, accounts payable, and accrued expenses, approximates their fair value at the acquisition date due to the relatively short-term nature of these instruments.

The fair value of the consideration of the 22,127,000 shares is determined by the average closing price of US$0.20 for the five consecutive trading dates before the acquisition referenced from the OTC Bulletin Board.

Cash and cash equivalent		$300,660
Accounts receivables		353,190
Dposit, prepayment and other receivable		37,905
Property, plant and equipment, net		75,375

TOTAL ASSET PURCHASED	$

Accounts payable and accruals		$165,900

TOTAL LIABILITIES ASSUMED		$165,900

NET ASSET ACQUIRED		$601,230
TOTAL CONSIDERATION PAID		5,505,019

GOODWILL		$4,903,789

ITEM 2.

 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview and Recent Developments

Melo Biotechnology Holdings Inc., (hereinafter referred to as “We,” “Us,”  “Melo,” or the “Company”) is a publicly traded company whose shares trade on the OTC Bulletin Board (the “OTCBB”) under the trading symbol “MLOBF”.   The Company was organized under the laws of Ontario, in March 1993.   The Company is located at Room 1411, West Tower, Shuntak Center, 168-200 Connaught Rd., Central, Hong Kong.

The Company, through its wholly-owned subsidiaries, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, and Melo International Holdings Limited, a British Virgin Islands corporation (“Melo International”), develops, trades and markets health products, which are mainly nutritional supplements, in Hong Kong. The business operations of Melo Limited and Melo International are the Company’s only business operations.  Melo Limited and Melo International purchase nutritional supplements from manufacturers and distributors in both the United States and China and then distributes the products in Hong Kong.

As disclosed on Form 8-K filed with the Securities and Exchange Commission on December 10, 2008, on December 4, 2008, the Company entered into an Agreement for Share Exchange (the “Exchange Agreement”) with Melo Limited Melo International and the shareholders of the Melo International (the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, at closing, the Company issued a total of 22,127,000 shares of its restricted common stock to the Shareholders in exchange for the transfer by the Shareholders of all of the issued and outstanding common stock of Melo International to the Company’s wholly-owned subsidiary, Melo Limited, thereby making Melo International a wholly-owned subsidiary of the Company (the “Share Exchange”).

The foregoing description of the Exchange Agreement and the Share Exchange does not purport to be complete and is qualified in its entirety by reference to the complete text of the Exchange Agreement, which is filed as Exhibit 2.1 to the Form 8-K filed with the SEC on December 10, 2008 and is hereto and incorporated herein by reference.

Upon the closing of the Share Exchange on December 4, 2008, the Shareholders delivered all of their equity capital in Melo International to the Company’s subsidiary, Melo Limited, in exchange for a total of 22,127,000 shares of common stock of the Company.  Prior to completion of the Share Exchange, the Company had 1,237,134 shares of common stock issued and outstanding.  Immediately following completion of the Share Exchange, the Company had a total of approximately 23,364,134 shares of its common stock issued and outstanding.  As a result of the Share Exchange, Melo International became a wholly-owned subsidiary of the Company. Melo International engages in the trading of health products. Through the closing of the Share Exchange, the Company succeeded to the business of Melo International.  The Company now carries on the business of Melo International in addition to its other business operations.

The Chart below depicts the corporate structure of the Company as of the date of this 10-Q.  The Company owns 100% of the capital stock of Melo Limited and has no other direct subsidiaries.  Melo Limited owns 100% of the capital stock of Melo International and has no other direct subsidiaries.  Melo International has no subsidiaries.

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended December 31, 2008.

The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

All figures stated herein are in Canadian dollars.

Three Months Ended December 31, 2008 compared to Three Months Ended December 31, 2007.

Revenues.  During the quarter ended December 31, 2008, the Company had operating revenues of CAD $352,066, as compared to revenues of CAD $341,906 for the quarter ended December 31, 2007.  The two figures are comparable.

Costs of Revenue.  The cost of revenue for the quarter ended December 31, 2008 was CAD $93,241, as compared to CAD $139,093 for the quarter ended December 31, 2007.  The gross profit margin of the Company increased from 59% to 74% as a result of the Company’s acquisition of Melo International.

Operating Expenses.  Operating expenses for the quarter ended December 31, 2008 were CAD $233,254.  Of this, CAD $122,360 was allocated to Selling and Distribution, CAD $110,894 was allocated to General and Administrative Expenses.  Operating expenses for the quarter ended December 31, 2007 were CAD $59,018.  Of this, CAD $12,536 was allocated to Selling and Distribution, CAD $46,482 was allocated to General and Administrative Expenses. The increase in Selling and Distribution expenses experienced by the Company from December 31, 2007 to December 31, 2008 is mainly attributable to the promotion expenses incurred by Melo International Holdings Limited.  The increase in General and Administrative expenses experienced by the Company from December 31, 2007 to December 31, 2008 is mainly attributable to the increase in legal and professional fees and the salary of the new CEO.

Net Gain.  The Company had a net gain for the quarter ended December 31, 2008 of CAD $29,872, as compared to a larger net gain of CAD $121,777 for the quarter ended December 31, 2007.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of December 31, 2008, our balance sheet reflects that we have cash and cash equivalents of CAD $1,437,214, total current assets of CAD $2,149,275, total assets of CAD $7,121,483, total liabilities of CAD $337,585, and total stockholders’ equity of CAD $6,783,898.  The net cash provided by operating activities for the fiscal period ended December 31, 2008 was CAD $355,934.  The net cash used in investing activities for the fiscal period ended December 31, 2008 was 75,375.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

12

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

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

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

13

As disclosed on Form 8-K filed with the SEC on December 10, 2008, on December 4, 2008 the Company issued a total to 22,127,000 shares of its common stock to the Shareholders of the Melo International pursuant to the terms of the Exchange Agreement.  In return for the issuance of 22,127,000 shares of its common stock, the Company’s subsidiary, Melo Limited, received all of the issued and outstanding common stock of Melo International, thereby making Melo International a wholly-owned subsidiary of the Company. The shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, and in reliance upon exemptions from registration for transactions which constitute “offshore transactions” as defined in Regulation S under the Securities Act of 1933.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELO BIOTECHNOLOGY HOLDINGS, INC.

By:  /S/ Fung Ming

Fung Ming, Chief Executive Officer

Date:   February 19, 2009

14

By:  /S/ Fung Ming

Fung Ming, Principal Financial Officer

Date:   February 19, 2009

15