Form 10-Q
period 2009-03-31
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2009-05-20
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

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

As of March 31, 2009 the Issuer had 23,364,134 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Melo Biotechnology Holdings, Inc. (the "Company"), a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-KSB, and all amendments thereto, for the fiscal year ended September 30, 2008.

MELO BIOTECHNOLOGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2009

Melo Biotechnology Holdings Inc.

Condensed Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of March 31, 2009 and September 30, 2008

	March 31	September 30
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalent	931,693	1,156,655
Accounts receivables (note 4)	423,713	335,800
Deposit, prepayment and other receivable	735,521	-
Total current assets		1,492,455

Plant and equipment (note 5)	54,430	7,034
Goodwill (note 8)	4,903,789	-

TOTAL ASSETS	7,049,146	1,499,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities (note 6)	8,436	9,481
Income taxes payable	241,000	241,000
Total current liabilities		250,481

TOTAL LIABILITIES	249,436	250,481

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 23,364,134 at March 31, 2009
(1,237,134 at September 30, 2008)	6,095,318	590,299

Surplus	704,392	658,709

TOTAL STOCKHOLDERS’ SURPLUS	6,799,710	1,249,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	7,049,146	1,499,489

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Consolidated Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended March 31, 2009

And For the Three Months Ended March 31, 2008

	6 months ended March 31		3 months ended March 31
	2009	2008	2009	2008

REVENUE	$552,423	679,041	200,357	337,135

COST OF SALES	160,361	276,421	67,120	137,328

GROSS PROFIT	392,062	402,620	133,237	199,807

OPERATING EXPENSES
Selling and distribution	183,489	18,984	61,129	6,448
General and administrative	169,291	142,815	58,397	96,333
			119,526	102,781

INCOME FROM OPERATIONS	39,282	240,821	13,711	97,026

Other income	6,402	4,890	2,101	1,908

	45,684	245,711	15,812	98,934

PROVISION FOR TAXATION	-	(42,000)	-	(17,000)

NET INCOME	$45,684	203,711	15,812	81,934

NET INCOME PER SHARE:
BASIC AND DILUTED	$0.002	0.16	0.001	0.07

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	23,364,134	1,237,134	23,364,134	1,237,134

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended March 31, 2009

And For the Three Months Ended March 31, 2008

	3 months ended	3 months ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income for the period	15,812	98,934
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	13,989	939
Cash effect of changes in:
Accounts receivable	(148,357)	(95,272)
Deposit, prepayment and other receivable	(298,816)	-
Accounts payables and accrued liabilities	(88,149)	(4,458)

Net cash (outflow)/inflows from operating activities	(505,521)	143

Net (decrease)/increase in cash and cash equivalents	(505,521)	143

Cash and cash equivalents - beginning of period	1,437,214	1,080,750

Cash and cash equivalents - end of period	931,693	1,080,893

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Interim Consolidated Financial Statements

March 31, 2009 (unaudited)

1.  BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of Melo Biotechnology Holdings, Inc. (the "Company") are unaudited and have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP") for interim financial statements. Accordingly, they do not include certain disclosures normally included in annual financial statements prepared in accordance with such principles.

These interim consolidated financial statements do not materially differ from United States generally accepted accounting principles ("US GAAP") for interim financial statements.

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

For quarter ended and as of March 31, 2009, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

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

(b)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for the impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assts to be held and used is done by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarter ended March 31, 2009.

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

In accordance with the relevant tax laws and regulations of Hong Kong Special Administrative Region of the Peoples’ Republic of China (“Hong Kong”), the corporation income tax rate is 16.5%. of net income (profits) before income taxes. At times generally accepted accounting principles in the United States of America requires the Company to recognize certain incomes and expenses that do not conform to the timing and conditions allowed by Hong Kong. The Company had no timing differences that would benefit a future period; therefore, no income tax benefits are recognized in the financial statements.

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

4.  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customer to whom the Company makes substantial sales with credit period of 60-120 days. At March 31, 2009, four customers accounted for all of the Company's receivables, amounting to CAD423,713 which were all current (September 30, 2008 - one customer accounted for all of the Company's receivables). The Company regularly monitors the creditworthiness of these customers and believes that it has adequately provided for exposure to potential credit losses.

5.   PLANT AND EQUIPMENT

			March 31	September 30
		Accumulated	2009	2008
	Cost	Depreciation	Net	Net

Leasehold improvement	60,220	24,206	36,014	-

Office equipment	22,124	6,414	15,710	3,376

Computer equipment	7,558	4,852	2,706	3,658

	89,902	35,472	54,430	7,034

All the office and computer equipment have useful lives of 4 years.

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

7.

COMMON SHARES

During the six months ended March 31, 2009, 22,127,000 common shares were issued.

8.  GOODWILL

Acquisition of Melo International Holdings Limited on December 4, 2008

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

Cash and cash equivalent		$300,660
Accounts receivables		353,190
Deposit, prepayment and other receivable		37,905
Property, plant and equipment, net		75,375

TOTAL ASSET PURCHASED	$

Accounts payable and accruals		$165,900

TOTAL LIABILITIES ASSUMED		$165,900

NET ASSET ACQUIRED		$601,230
TOTAL CONSIDERATION PAID		5,505,019

GOODWILL		$4,903,789

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

The Company, through its wholly owned subsidiaries, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, and Melo International Holdings Limited, a British Virgin Islands corporation (“Melo International”), develops, trades and markets health products, which are mainly nutritional supplements, in Hong Kong. The business operations of Melo Limited and Melo International are the Company’s only business operations.  Melo Limited and Melo International purchase nutritional supplements from manufacturers and distributors in both the United States and China and then distributes the products in Hong Kong.

As disclosed on Form 8-K filed with the SEC on December 10, 2008, on December 4, 2008, the Company entered into an Agreement for Share Exchange (the “Exchange Agreement”) with Melo Limited, Melo International and the shareholders of the Melo International (the “Shareholders”).  Pursuant to the terms of the Exchange Agreement the Company agreed to issue a total of 22,127,000 shares of its restricted common stock to the Shareholders in exchange for the transfer by the Shareholders of all of the issued and outstanding common stock of Melo International to the Company’s wholly-owned subsidiary, Melo Limited, thereby making Melo International a wholly-owned subsidiary of the Company (the “Share Exchange”).

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six moths ended March 31, 2009. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

All figures stated herein are in Canadian dollars.

Results of Operations for the Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

Revenues.  During the three months ended March 31, 2009, the Company had operating revenues of CAD$200,357, as compared to revenues of CAD $337,135 for the three months ended March 31, 2008, a decrease of CAD$136,778, or approximately 40.1%.  The downturn is mainly due to the decrease in demand for the Company’s products caused by the downturn of the Chinese economy.

Costs of Revenue.  The cost of revenue for the three months ended March 31, 2009 was CAD$67,120, as compared to CAD$137,328 for the three months ended March 31, 2008.  The gross profit margin of the Company increased from 59% to 66% as a result of the Company’s acquisition of business of Melo International.

Operating Expenses.  Operating expenses for the three months ended March 31, 2009 were CAD$119,526.  Of this, CAD$61,129 was allocated to Selling and Distribution and CAD$58,397 was allocated to General and Administrative Expenses.  Operating expenses for the three months ended March 31, 2008 were CAD $102,781.  Of this, CAD $6,448 was allocated to Selling and Distribution and CAD$96,333 was allocated to General and Administrative Expenses. The increase in Selling and Distribution expenses experienced by the Company from the three months ended March 31, 2008 to the three months ended March 31, 2009 is mainly attributable to promotional expenses, including sales commission, incurred by Melo International Holdings Limited.  The decrease in General and Administrative expenses experienced by the Company from the three months ended March 31, 2008 to the three months ended March 31, 2009 is mainly attributable to a cost-cutting plan introduced by the Company’s management to address the decrease in demand for the Company’s products due to the downturn of the Chinese economy.

Net Gain.  The Company had a net gain for the three months ended March 31, 2009 of CAD$15,812, as compared to a net gain of CAD$ 81,934 for the three months ended March 31, 2008, a decrease of $66,122.  The reason for the decrease in the net gain experienced by the Company was a result of the decreased revenue experienced by the Company.

Results of Operations for the Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008.

Revenues.  During the six months ended March 31, 2009, the Company had operating revenues of CAD$552,423, as compared to revenues of CAD $679,041 for the six months ended March 31, 2008, a decrease of CAD$126,618, or approximately 18.6%.  The downturn is mainly due to the decrease in demand for the Company’s products caused by the downturn of the Chinese economy.

Costs of Revenue.  The cost of revenue for the six months ended March 31, 2009 was CAD$160,361, as compared to CAD$276,421 for the six months ended March 31, 2008. The decrease is generally in line with the decline in sales volume and the increase of average gross profit margin from 59% to 70%.

Operating Expenses.  Operating expenses for the six months ended March 31, 2009 were CAD$352,780.  Of this, CAD$183,489 was allocated to Selling and Distribution, and CAD$169,291, was allocated to General and Administrative Expenses.  Operating expenses for the six months ended March 31, 2008 were CAD $161,799.  Of this, CAD $18,984 was allocated to Selling and Distribution, and CAD$142,815 was allocated to General and Administrative Expenses. The increase in Selling and Distribution expenses experienced by the Company from the six months ended March 31, 2008 to the six months ended March 31, 2009 is mainly attributable to the promotional expenses, including sales commission, incurred by Melo International Holdings Limited.  The increase in General and Administrative expenses experienced by the Company from the six months ended March 31, 2008 to the six months ended March 31, 2009 is mainly attributable to increases in legal and professional fees experienced by the Company in the first quarter.  These increases were offset by the cost-cutting plan implemented by the Company’s management in the second quarter.

Net Gain.  The Company had a net gain for the six months ended March 31, 2009 of CAD$45,684, as compared to a larger net gain of CAD$203,711 for the six months ended March 31, 2008, a decrease of $158,027.  The reason for the decrease in the net gain experienced by the Company was a result of the decreased revenue experienced by the Company.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of March 31, 2009, our unaudited balance sheet reflects that we have cash and cash equivalents of CAD $931,693, total current assets of CAD $2,090,927, total assets of CAD $7,049,146, total liabilities of CAD $249,436, and total stockholders’ equity of CAD $6,799,710.  The net cash outflow from operating activities for the quarter ended March 31, 2009 was CAD$505,521.  No cash was used in investing activities for the quarter ended March 31, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

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

MELO BIOTECHNOLOGY HOLDINGS, INC.

By:  /S/ Fung Ming

Fung Ming, President

Date:   May 20, 2009

By:  /S/ Fung Ming

Fung Ming, Principal Accounting Officer

Date:   May 20, 2009