Form 10-Q
period 2009-06-30
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2009-08-19
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 03-30801

MELO BIOTECHNOLOGY HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Canada	59-1944687
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[ ]Yes [X]No

As of August 1, 2009 the Issuer had 23,364,134 shares of common stock issued and outstanding.

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

MELO BIOTECHNOLOGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2009

Melo Biotechnology Holdings Inc.

Condensed Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of June 30, 2009 and September 30, 2008

	June 30	September 30
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalent	920,124	1,156,655
Accounts receivables (note 4)	199,521	335,800
Deposit, prepayment and other receivable	961,243	-
Total current assets	2,080,888	1,492,455

Plant and equipment (note 5)	40,442	7,034
Goodwill (note 8)	4,903,789	-

TOTAL ASSETS	7,025,119	1,499,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities (note 6)	10,784	9,481
Income taxes payable	241,000	241,000
Total current liabilities		250,481

TOTAL LIABILITIES	251,784	250,481

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 23,364,134 at June 30, 2009
(1,237,134 at September 30, 2008)	6,095,318	590,299

Surplus	678,017	658,709

TOTAL STOCKHOLDERS’ SURPLUS	6,773,335	1,249,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	7,025,119	1,499,489

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Consolidated Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended June 30, 2009

And For the Three Months Ended June 30, 2008

	9 months ended June 30		3 months ended June 30
	2009	2008	2009	2008

REVENUE	$652,655	1,015,384	100,232	336,343

COST OF SALES	201,049	418,324	40,688	141,903

GROSS PROFIT	451,606	597,060	59,544	194,440

OPERATING EXPENSES
Selling and distribution	212,646	158,224	29,157	15,409
General and administrative	226,946	100,080	57,655	81,096
		258,304

INCOME/(LOSS) FROM	12,014	338,756	(27,268)	97,935
OPERATIONS

Other income	7,295	6,110	893	1,220

	19,309	344,866	(26,375)	99,155

PROVISION FOR TAXATION	-	(59,000)	-	(17,000)

NET INCOME/(LOSS)	$19,309	285,866	(26,375)	82,155

NET INCOME/(LOSS) PER
SHARE - BASIC AND DILUTED	$0.001	0.23	(0.001)	0.07

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	23,364,134	1,237,134	23,364,134	1,237,134

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended June 30, 2009

And For the Three Months Ended June 30, 2008

	3 months ended	3 months ended
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss)/income for the period	(26,375)	99,155
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	13,988	939
Cash effect of changes in:
Accounts receivable	224,192	9,491
Deposit, prepayment and other receivable	(225,722)	-
Accounts payables and accrued liabilities	2,348	(2,097)

Net cash (outflow)/inflows from operating activities	(11,569)	107,488

Net (decrease)/increase in cash and cash equivalents	(11,569)	107,488

Cash and cash equivalents - beginning of period	931,693	1,080,893

Cash and cash equivalents - end of period	920,124	1,188,381

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Interim Consolidated Financial Statements

June 30, 2009 (unaudited)

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

For quarter ended and as of June 30, 2009, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

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

(b)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for the impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assts to be held and used is done by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarter ended June 30, 2009.

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

4.  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customer to whom the Company makes substantial sales with credit period of 60-120 days. At June 30, 2009, two customers accounted for all of the Company's receivables, amounting to CAD199,521 which the majority were  current (September 30, 2008 - one customer accounted for all of the Company's receivables). The Company regularly monitors the creditworthiness of these customers and believes that it has adequately provided for exposure to potential credit losses.

5.   PLANT AND EQUIPMENT

			June 30	September 30
		Accumulated	2009	2008
	Cost	Depreciation	Net	Net

Leasehold improvement	60,220	36,309	23,911	-

Office equipment	22,124	9,802	12,322	3,376

Computer equipment	7,558	3,349	4,209	3,658

	89,902	49,460	40,442	7,034

All the office and computer equipment have useful lives of 4 years.

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

7.

COMMON SHARES

During the nine months ended June 30, 2009, 22,127,000 common shares were issued.

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine moths ended June 30, 2009. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

All figures stated herein are in Canadian dollars.

Results of Operations for the Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

Revenues.  During the three months ended June 30, 2009, the Company had operating revenues of CAD$100,232, as compared to revenues of CAD $336,343 for the three months ended June 30, 2008.  The downturn is mainly due to the continuous deterioration of the product demand caused by the downturn of the China real economy and the departure of certain key distributors during the quarter ended June 30, 2009.

Costs of Revenue.  The cost of revenue for the three months ended June 30, 2009 was CAD$40,688, as compared to CAD$141,903 for the three months ended June 30, 2008.  The gross profit margin of the Company remained stable at the range of 58%-59%.

Operating Expenses.  Operating expenses for the three months ended June 30, 2009 were CAD$86,812.  Of this, CAD$29,157 was allocated to Selling and Distribution, CAD$57,655 was allocated to General and Administrative Expenses.  Operating expenses for the three months ended June 30, 2008 were CAD $96,505.  Of this, CAD $15,409 was allocated to Selling and Distribution, CAD$81,096 was allocated to General and Administrative Expenses. The increase in Selling and Distribution expenses experienced by the Company from the three months ended June 30, 2008 to the three months ended June 30, 2009 is mainly attributable to an increase in promotional expenses, including sales commission, incurred by Melo International Holdings Limited.  The decrease in General and Administrative expenses experienced by the Company from the three months ended June 30, 2008 to the three months ended June 30, 2009 is mainly attributable to the cost-cutting plan introduced by the company’s management to tackle with the continuous decrease in demand of products due to the downturn of China real economy.

Net Gain/(loss).  The Company had a net loss for the three months ended June 30, 2009 of CAD$26,375, as compared to a net gain of CAD$99,155 for the three months ended June 30, 2008, a decrease of $125,530. The reason for the decrease in the net gain experienced by the Company was a result of the decreased revenue experienced by the Company for the three months ended June 30, 2009.

Results of Operations for the Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008.

Revenues.  During the nine months ended June 30, 2009, the Company had operating revenues of CAD$652,655, as compared to revenues of CAD $1,015,384 for the nine months ended June 30, 2008.  The downturn is mainly due to the continuous deterioration of the product demand caused by the downturn of the China real economy and the departure of certain key distributors during the quarter ended June 30, 2009.

Costs of Revenue.  The cost of revenue for the nine months ended June 30, 2009 was CAD$201,049, as compared to CAD$418,324 for the nine months ended June 30, 2008. The decrease is generally in line with the decline in sales volume while gross profit margin of the Company remained relatively stable.

Operating Expenses.  Operating expenses for the nine months ended June 30, 2009 were CAD$439,592.  Of this, CAD$212,646 was allocated to Selling and Distribution, and CAD$226,946, was allocated to General and Administrative Expenses.  Operating expenses for the nine months ended June 30, 2008 were CAD $258,304.  Of this, CAD$158,224 was allocated to Selling and Distribution, and CAD$100,080 was allocated to General and Administrative Expenses. The increase in Selling and Distribution expenses experienced by the Company from the nine months ended June 30, 2008 to the nine months ended June 30, 2009 is mainly attributable to the promotion expenses, including sales commission, incurred by Melo International Holdings Limited.  The increase in General and Administrative expenses experienced by the Company from the nine months ended June 30, 2008 to the nine months ended June 30, 2009 is mainly attributable to the increase in legal and professional fees in the first quarter which is partly compensated by the cost-cutting plan implemented in the second quarter.

Net Gain.  The Company had a net gain for the nine months ended June 30, 2009 of CAD$19,309, as compared to a larger net gain of CAD$344,866 for the nine months ended June 30, 2008, a decrease of $325,557.  The reason for the decrease in the net gain experienced by the Company was a result of the decreased revenue experienced by the Company for the nine months ended June 30, 2009.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of June 30, 2009, our unaudited balance sheet reflects that we have cash and cash equivalents of CAD $920,124, total current assets of CAD $2,080,888, total assets of CAD $7,025,119, total liabilities of CAD $251,784, and total stockholders’ equity of CAD $6,773,335.  The net cash outflow from operating activities for the quarter ended June 30, 2009 was CAD$11,569.  No cash was used in investing activities for the quarter ended June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MELO BIOTECHNOLOGY HOLDINGS, INC.

By:  /S/ Fung Ming

Fung Ming, Chief Executive Officer

Date:   August 19, 2009

By:  /S/ Fung Ming

Fung Ming, Principal Financial Officer

Date:   August 19, 2009