Form 10-K
period 2009-09-30
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2010-02-16
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

  ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Melo Biotechnology Holdings Inc.

(Exact name of registrant as specified in its charter)

Canada	0-30801	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong
(Address of principal executive offices)
852-2559-8000
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter: CAD $685,476

As of February 1, 2010, the Company had 23,364,134 shares issued and outstanding.

PART I

(a)

Business Development

Melo Biotechnology Holdings Inc., (hereinafter referred to as “We,” “Us,”  “Melo,” the “Company”, or the “Registrant”) is a publicly traded company whose shares trade on the OTC Bulletin Board (the “OTCBB”) under the trading symbol “MLOBF”.   The Company was organized under the laws of Ontario, in March 1993.   Currently, the Company, through its wholly owned subsidiaries, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, and Melo International Holdings Limited, a British Virgin Islands corporation (“Melo International”), develops, trades and markets health products, which are mainly nutritional supplements, in Hong Kong. The business operations of Melo Limited and Melo International are the Company’s only business operations.  Melo Limited and Melo International purchase nutritional supplements from manufacturers and distributors in both the United States and China and then distributes the products in Hong Kong.  The Company is located at Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong.

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

Following the establishment of Melo HK, on October 10, 2006, the Company entered into an Asset Sale, Purchase and Transfer Agreement with MIAD Information Systems Ltd., a Canadian corporation (“MIAD Information”).  Pursuant to the terms of the Asset Sale Agreement, the Company agreed to sell to MIAD Information, and MIAD Information agreed to purchase, all of the rights, properties, and assets used in the conduct of the Company’s computer distribution and custom assembled personal computer system business located exclusively in Ontario, Canada.  The transaction did not relate to or affect any of the Company’s other business operations.

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

(b)

Business of the Company

Overview

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

Products

During the fiscal year ended September 30, 2009, there were no material changes to our products. We currently market and sell twenty-four (24) various types of nutritional supplements. These products are divided into six broad categories: 1) feminine health products; 2) masculine health products; 3) general vitamins and supplements; 4) immunity enhancement and support products; 5) products oriented towards supporting a modern lifestyle; and 6) life stage specific products. Within and across the categories products are targeted at a variety of health benefits and solutions. Not all of our products are offered in every geographical market.  The following is a list of the twenty-three of the products that we currently distribute:

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

Customers and Marketing

Customers

The Company’s customers are mainly internet based companies that maintain a strong network and customer base throughout China.

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

Research and Development

We did not carry out any research and development activities in 2009, and do not have any specific plans for research and development in 2010.

Employees

At present, we have 2 full time employees and 3 part-time employees. We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Reports to Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  Although we may not be obligated to deliver an annual report to our shareholders, we intend to voluntarily send such a report, including audited financial statements, to our shareholders each year. The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.

PROPERTIES

Our facilities are located at Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong. The facility is a secure commercial building. Through a commercial lease for use of the premises which is roll-over on a monthly basis, we currently occupy 700 square feet of service and office space.  Our monthly lease fee  is US$1,500 per month.

ITEM 3.

LEGAL PROCEEDINGS

The Registrant is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Registrant, and no owner of record or beneficial owner of more than 5.0% of the securities of the Registrant, or any associate of any such director, officer or security holder is a party adverse to the Registrant or has a material interest adverse to the Registrant in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended September 30, 2009.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.  The Company’s shares trade on the Over The Counter Bulletin Board under the symbol “MLOBF.”  The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2008	HIGH	LOW
Quarter Ended March 31	$1.88	$.86
Quarter Ended June 30	$1.01	$.35
Quarter Ended September 30	$1.01	$.35
Quarter Ended December 31	$.65	$.20

2009	HIGH	LOW
Quarter Ended March 31	$0.20	$0.10
Quarter Ended June 30	$0.19	$0.04
Quarter Ended September 30	$0.04	$0.03
Quarter Ended December 31	$0.05	$0.01

Holders.  As of September 30, 2009 there were 23,364,134 shares of common stock issued and outstanding and 11 shareholders of record.

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended September 30, 2009 or 2008.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY

PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.  All figures herein are stated in Canadian dollars.

Fiscal Year Ended September 30, 2009 Compared with Fiscal  Year Ended September 30, 2008

Revenues.  During the fiscal year ended September 30, 2009, the Company had operating revenues of CAD $685,476, as compared to revenues of CAD $1,151,184 for the fiscal year ended September 30, 2008, a decrease of $465,708, or approximately 40.5%.  This decrease in revenue is attributable to a deterioration in demand of health products mainly caused by the following events:  i) negative economic effects that resulted from the continuous downturn of the real economy of China and Hong Kong; and ii) the departure of certain key ultimate distributors, particularly in the second half of the fiscal year ended September 30, 2009.

Costs of Revenue.  The cost of revenue for the fiscal year ended September 30, 2009 was CAD $215,818, as compared to CAD $476,476 for the fiscal year ended September 30, 2008, a decrease of $260,658, or approximately 54.7% As a result of the decrease in the cost of revenue, the Company’s gross profit margin increase from 59% to 69% because of the high profit margin from the sales of Melo International.

Operating Expenses.  Operating expenses for the fiscal year ended September 30, 2009 were CAD $5,407,605.  Of this, CAD $221,508 was allocated to Selling and Distribution, CAD $282,308 was allocated to General and Administrative Expenses and CAD $4,903,789 represents impairment for goodwill.  Operating expenses for the fiscal year ended September 30, 2008 were CAD $380,223.  Of this, CAD $172,556 was allocated to Selling and Distribution, CAD $207,667 was allocated to General and Administrative Expenses. The increase in Selling and Distribution expenses is mainly attributable to the higher promotion expenses, including sales commission, incurred by Melo International.  The increase in General and Administrative expenses is mainly attributable to the increase in legal and professional fees in the first quarter which is partly compensated by the cost-cutting plan implemented since the second quarter The impairment for goodwill of CAD $4,903,789 is mainly due to the unexpected significant deterioration of long term profitability of Melo International due to the unexpected departure of certain key ultimate distributors in the second half of the year.

Net loss.  The Company had a net loss for the fiscal year ended September 30, 2009 of CAD $4,930,377, as compared to a net gain of CAD $254,765 for the fiscal year ended September 30, 2008

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of September 30, 2009, our audited balance sheet reflects that we have cash and cash equivalents of CAD $457,067, total current assets of CAD $, total assets of CAD $2,077,419, total liabilities of CAD $253,769, and total stockholders’ equity of CAD $1,823,650.  The net cash used by operating activities for the fiscal year ended September 30, 2009 was CAD $(6,129,232).  The net cash used in investing activities for the fiscal year ended September 30, 2008 was (75,375).

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

MELO BIOTECHNOLOGY HOLDINGS, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

INDEX TO FINANCIAL STATEMENTS

JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PEOPLE’S REPUBLIC OF CHINA

Room 20HH08, 20/F., Eu Hua Mansion, Huangmugang, Futian, Shenzhen, China. (Postal code : 518035)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

MELO BIOTECHNOLOGY HOLDINGS INC.

(INCORPORATED IN CANADA)

We have audited the accompanying consolidated balance sheet of Melo Biotechnology Holdings Inc. and subsidiaries as of September 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Melo Biotechnology Holdings Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ JTC FAIR SONG CPA FIRM.

CERTIFIED PUBLIC ACCOUNTANTS, PRC

Shenzhen, China

February 16, 2010

Melo Biotechnology Holdings Inc.

Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of September 30, 2009 and 2008

	September 30	September 30
	2009	2008

ASSETS
Current assets
Cash and cash equivalent	457,067	1,156,655
Accounts receivables (note 4)	12,821	335,800
Prepayment, deposits and other receivable	1,581,243	-
Total current assets		1,492,455

Plant and equipment (note 5)	26,288	7,034

TOTAL ASSETS	2,077,419	1,499,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities (note 6)	12,769	9,481
Income taxes payable	241,000	241,000

Total current liabilities		250,481

TOTAL LIABILITIES	253,769	250,481

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding (2009: 23,364,134; 2008: 1,237,134)	6,095,318	590,299

(Deficit)/Surplus	(4,271,668)	658,709

TOTAL STOCKHOLDERS’ SURPLUS	1,823,650	1,249,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,077,419	1,499,489

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Consolidated Statements of Income

(Stated in Canadian Dollars)

For the Years Ended September 30, 2009 and 2008

	YEAR ended Sept 30
	2009	2008

Revenue	$685,476	1,151,184

COST OF SALES	(215,818)	(476,476)

GROSS PROFIT	469,658	674,708

OPERATING EXPENSES
Selling and distribution	221,508	172,556
General and administrative	282,308	207,667
impairment for goodwill	4,903,789	-
	(5,407,605)	(380,223)

(Loss)/INCOME FROM OPERATIONS	(4,937,947)	294,485

other COMPREHENSIVE income	7,570	10,280

	(4,930,377)	304,765

PROVISION FOR TAXATION	-	(50,000)

NET (LOSS)/INCOME	$(4,930,377)	254,765

NET (LOSS)/INCOME PER SHARE:
BASIC AND DILUTED	$(0.21)	0.206

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	23,364,134	1,237,134

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Consolidated Statement of Cash Flows

(Stated in Canadian Dollars)

For the Year Ended September 30, 2009 and 2008

	Year ended September 30,
	2009	2008

Cash flows from operating activities
Net income/(loss) for the period	(4,930,377)	304,765
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	56,121	3,756
Cash effect of changes in:
Accounts receivable	322,979	27,063
Prepayment, deposits and other receivable	(1,581,243)	-
Accounts payables and accrued liabilities	3,288	(18,797)

Net cash inflows/(outflows) from operating activities	(6,129,232)	316,787

Cash flows from investing activities
Purchase of equipment	(75,375)	-

Net cash outflows used in investing activities	(75,375)	-

Cash flows from financing activities
Issue of shares	5,505,019	-

Net cash inflows provided by financing activities	5,505,019	-

Net increase/(decrease) in cash and cash equivalents	(699,588)	316,787

Cash and cash equivalents - beginning of period/year	1,156,655	839,868

Cash and cash equivalents - end of period/year	457,067	1,156,655

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Consolidated Statement of Stockholders’ equity

(Stated in Canadian Dollars)

For the Year Ended September 30, 2009 and 2008

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income	Total

As at October 1, 2007	590,299	$332,047	$71,897	$994,243

Net income	-	244,485	-	244,485
Foreign currency
Translation adjustment	-	-	10,280	10,280

As at September 30, 2008	590,299	576,532	82,177	1,249,008

Issue of shares	5,505,019	-	-	5,505,019
Net loss	-	(4,937,947)	-	(4,937,947)
Foreign currency
Translation adjustment	-	-	7,570	7,570

As at September 30, 2009	6,095,318	$(4,361,415)	$89,747	$1,823,650

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Consolidated Financial Statements

September 30, 2009

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Melo Biotechnology Holdings Inc., (hereinafter referred to as the “Company”) is a publicly traded company whose shares trade on the OTC Bulletin Board under the trading symbol “MLOBF”.  The Company was organized under the laws of Ontario, Canada, as MIAD Systems, Ltd in March 1993.  On November 16, 2006, the Company changed its name to Melo Biotechnology Holdings, Inc. The registered office of the Company is located at Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong.

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

The Company, through its wholly owned subsidiary, Melo HK, develops, trades and markets health products, which are mainly nutritional supplements, in Hong Kong. The business operations of Melo HK are the Company’s only business operations.  Melo HK purchases nutritional supplements from manufacturers in China and then distributes the products in Hong Kong.

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

The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Exchange Agreement, which is filed as Exhibit 2.1 to the Form 8-K filed with the SEC on December 10, 2008.

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

The financial statements contain the consolidated amounts of the Company and its two wholly owned subsidiaries, Melo Biotechnology Limited and Melo International Holdings Limited.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of accounting

The Company's financial statements were prepared using Canadian generally accepted accounting principles ("GAAP"), which differs in some respects from US GAAP. There are no material differences between Canadian GAAP and US GAAP in the balance sheets of the Company as at September 30, 2009 and 2008, and the statements of income, stockholders' equity and cash flows for the years then ended.

(b) Principles of consolidation

For the years ended and as of September 30, 2009 and 2008, the consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

(e)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debts incurred during the years ended September 30, 2009 and 2008 are both Nil..

(f)

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

(g)

Depreciation and Amortization

The Company provides for depreciation of plant and equipment principally by use of the straight-line method for financial reporting purposes. Plant and equipment are depreciated over the following estimated useful lives:

Leasehold improvement

5 years

Office equipment

4 years

Computer equipment

4 years

The depreciation expense for the year ended September 30, 2009 and 2008 amounted to $56,121 and $3,756 respectively.

(h)

Accounting for the Impairment of Goodwill

As a result of the adoption of SFAS 141 and SFAS 142, goodwill having indefinite life is no longer subject to amortization. Their book values are tested annually for impairment, or more frequently, if facts and circumstances indicate the need. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing is performed at the reporting unit level, which can be either an operating segment or one level below operating segment. In the discounted cash flow method, the Company discounts forecasted performance plans to their present value. The discount rate utilized is the weighted average cost of capital for the reporting unit, calculated as the opportunity cost to all capital providers weighted by their relative contribution to the reporting unit’s total capital and the risk associated with the cash flows and the timing of the cash flows. Comparison methods (e.g., peer comparables) and other estimation techniques are used to verify the reasonableness of the fair values derived from the discounted cash flow assessments.

The impairment test is performed in two stages. If the first stage does not indicate that the carrying values of the reporting units exceed the fair values, the second stage is not required. When the first stage indicates potential impairment, the company has to complete the second stage of the impairment test and compare the implied fair value of the reporting units’ goodwill to the corresponding carrying value of goodwill.

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. As such, the impairment test resulted in recognition of an impairment charge of CAD$4,903,789 for the year ended September 30, 2009.

(i) Income Tax

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

In accordance with the relevant tax laws and regulations of Hong Kong, the corporation income tax rate applicable is 17.5%.  The Company's income tax expense for year ended September 30, 2009 and 2008 were Nil and $50,000 respectively.

(j) Fair Value of Financial Instruments

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

b)

Delivery has occurred or services have been rendered,

c)

The seller's price to the buyer is fixed or determinable, and

d)

Collectibility is reasonably assured.

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2009 and 2008, there were no common share equivalents outstanding.

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

	September 30, 09	September 30, 08

Year end HK$ : CAD$ exchange rate	0.138424	0.136456
Average yearly HK$ : CAD$ exchange rate	0.13744	0.132324

(r) Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

FASB statement No. 150

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

FASB statement No. 151

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

FASB statement No. 152

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

FASB statement No 153

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

FASB statement No. 154

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

FASB Statement No. 157 (“SFAS No. 157”)

In September 2007, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements.  SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2008.  Although management will continue to evaluate the application of SFAS No. 157, management does not currently believe the adoption of SFAS No. 157 will have a material impact on the Company’s results of operations or financial position.

FASB statement No. 159 (“SFAS No. 159”)

In February 2008, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits companies to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for the Company on January 1, 2008, although earlier adoption is permitted.  Although management will continue to evaluate the application of SFAS No. 159, management does not currently believe the adoption of SFAS No. 159 will have a material impact on the Company’s results of operations or financial position.

FASB statement No. 160 (“SFAS No. 160”)

On December 4, 2008 the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Although management will continue to evaluate the application of SFAS No. 160, management does not currently believe the adoption of SFAS No. 160 will have a material impact on the Company’s results of operations or financial position.

FASB statement No. 141R (“SFAS No. 141(R)”)

On December 4, 2008 the FASB issued SFAS No. 141 (Revised 2008), “Business Combinations” (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific item, including:

• Acquisition costs will be generally expensed as incurred;

• Non-controlling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date;

• Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

• In process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

• Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date;

• Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Although management will continue to evaluate the application of SFAS No. 141(R), management does not currently believe the adoption of SFAS No. 141R will have a material impact on the Company’s results of operations or financial position.

FASB statement No. 161 (“SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS161”), an amendment of FASB Statement No.133. The new standard requires enhanced disclosures to help investors better understand the effect of an entity’s derivative instruments and related hedging activities on its financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Although management will continue to evaluate the application of SFAS No. 161, management does not currently believe the adoption of SFAS No. 161 will have a material impact on the Company’s results of operations or financial position.

FASB statement No. 162 (“SFAS No. 162”)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This new standard shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles”. Although management will continue to evaluate the application of SFAS No. 162, management does not currently believe the adoption of SFAS No. 162 will have a material impact on the Company’s results of operations or financial position.

FASB statement No. 163 (“SFAS No. 163”)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS163 is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. Although management will continue to evaluate the application of SFAS No. 163, management does not currently believe the adoption of SFAS No. 163 will have a material impact on the Company’s results of operations or financial position.

FASB statement No. 167 (“SFAS No. 167”)

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under Interpretation 46(R). While the Board’s discussion leading up to the issuance of Statement 167 focused extensively on structured finance entities, the amendments to the consolidation guidance affect all entities and enterprises currently within the scope of Interpretations 46(R), as well as QSPEs that are currently excluded from the scope of Interpretation 46(R). The Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is in the process of assessing the potential impact of the adoption of SFAS 167 on its consolidated financial position or results of operations.

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

NOTE 4 -  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to a single customer to whom the Company makes substantial sales with a credit period of 60 days. At September 30, 2009, this single customer accounted for all of the Company's receivables, amounting to CAD$12,821 (September 30, 2008 - one customer accounted for 100% of the Company's receivables). All the balance has been settled. The Company regularly monitors the creditworthiness of this customer and believes that it has adequately provided for exposure to potential credit losses.

NOTE 5 - PLANT AND EQUIPMENT

			September 30	September 30
		Accumulated	2009	2008
	Cost	Depreciation	Net	Net

Leasehold improvement	60,220	48,353	11,867	-

Office equipment	22,124	10,857	11,267	3,376

Computer equipment	7,558	4,404	3,154	3,658

	89,902	63,614	26,288	7,034

All the office and computer equipment have useful lives of 4 years.

NOTE 6 -  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued audit fee which are all current.

NOTE 7 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong, the statutory corporate income tax rates are 16.5% for the year ended September 30, 2009.

The provisions for income taxes for each of the two years ended September 30, 2009 and 2008 are summarized as follows:

	As of September 30,
	2009	2008

Current	$-	$50,000
Deferred	-	-

TOTAL	$-	$50,000

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 8 - COMMON STOCK

During the year ended September 30, 2009, 22,127,000 common shares were issued.

NOTE 9 -  ACQUISITION OF SUBSIDIARY AND IMPAIRMENT FOR GOODWILL

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

As a result of the adoption of SFAS 141 and SFAS 142, goodwill having indefinite life is no longer subject to amortization. Their book values are tested annually for impairment, or more frequently, if facts and circumstances indicate the need. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing is performed at the reporting unit level, which can be either an operating segment or one level below operating segment. In the discounted cash flow method, the Company discounts forecasted performance plans to their present value. The discount rate utilized is the weighted average cost of capital for the reporting unit, calculated as the opportunity cost to all capital providers weighted by their relative contribution to the reporting unit’s total capital and the risk associated with the cash flows and the timing of the cash flows. Comparison methods

(e.g., peer comparables) and other estimation techniques are used to verify the reasonableness of the fair values derived from the discounted cash flow assessments.

The impairment test is performed in two stages. If the first stage does not indicate that the carrying values of the reporting units exceed the fair values, the second stage is not required. When the first stage indicates potential impairment, the company has to complete the second stage of the impairment test and compare the implied fair value of the reporting units’ goodwill to the corresponding carrying value of goodwill.

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. As such, the impairment test resulted in recognition of an impairment charge of the whole balance of goodwill arising from the acquisition, amounting to CAD$4,903,789, for the year ended September 30, 2009.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A(T).

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2009, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon a review of the forms submitted to the Company with respect to its most recent fiscal year, the Company believes that Form 3 Initial Statements of Beneficial Ownership for Fung Ming, Tommy Chan have not been filed as required.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended September 30, 2009 and 2008. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

Fung, Ming, President and Treasurer	2009 2008	$0.00 --	-- --	-- --	-- --	-- --	-- --	-- --	$0.00 --

Employment Agreements

As of the date of the filing of this Form 10-K, we have no written employment agreements with our officers and directors.  Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to the Company by not having extended terms and other terms typical of employment agreements.  We have no plans or packages providing for compensation of officers after resignation or retirement.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended September 30, 2009.

Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Fung Ming	$0.00	--	--	--	--	--	$0.00
Tommy Chan	$0.00	--	--	--	--	--	$0.00

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of September 30, 2009, certain information with respect to the common stock beneficially owned by (i) each Director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Fung Ming (1) Director, President and Chief Financial Officer Room A, 1/F 2 Sheung Hei Street Kowloon, Hong Kong	0	0%
Common	Tommy Chan (1) Director Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong	0	0.0%
Common	Huge Team Investments Limited Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong	13,000,000	55.6%
Common	All Directors and executive officers	0	0%

(1)The person listed is currently an officer, a director, or both, of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Based upon the foregoing criteria, our Board of Directors has determined that Fung Ming is not an independent director under these rules because he also serves as the Company’s as CEO, President, CFO and Treasurer.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by JTC Fair Song CPA Firm for audit of the Company's annual financial statements were US$12,000 for the fiscal year ended September 30, 2009, and US$20,000 for the fiscal year ended September 30, 2008.

Audit Related Fees

(2)

JTC Fair Song CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2009 and 2008.

Tax Fees

(3) The aggregate fees billed by JTC Fair Song CPA for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2008 and $0 for the fiscal year ended 2007.

All Other Fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

**Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELO BIOTECHNOLOGY HOLDINGS, INC.

By:  /S/ Fung Ming

Fung Ming, Chief Executive Officer

Date: February 16, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Fung Ming

Fung Ming, Chief Executive Officer, Chief Financial Officer, Director

Date: February 16, 2010