Form 10-Q
period 2009-12-31
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2010-02-19
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 0-30801

MELO BIOTECHNOLOGY HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Room A, 1/F, Tontex Building 2 Sheung Hei Street, Kowloon, Hong Kong
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes   [ x ] No

As of February 15, 2010 the Issuer had 23,364,134 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Melo Biotechnology Holdings, Inc., a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal year ended September 30, 2009.

MELO BIOTECHNOLOGY HOLDINGS, INC.

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2009

Melo Biotechnology Holdings Inc.

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of December 31, 2009 and September 30, 2009

	December 31	September 30
	2009	2009
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalent	537,716	457,067
Accounts receivables (note 4)	8,650	12,821
Deposit, prepayment and other receivable	1,422,243	1,581,243
Total current assets	1,968,609

Plant and equipment (note 5)	21,519	26,288

TOTAL ASSETS	1,990,128	2,077,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities (note 6)	9,980	12,769
Income taxes payable	241,000	241,000
Total current liabilities		253,769

TOTAL LIABILITIES	250,980	253,769

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 23,364,134	6,095,318	6,095,318

Deficits	(4,356,170)	(4,271,668)

TOTAL STOCKHOLDERS’ SURPLUS	1,739,148	1,823,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,990,128	2,077,419

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2009

And For the Three Months Ended December 31, 2008

	3 months ended	3 months ended
	December 31	December 31
	2009	2008
	(unaudited)	(audited)

Revenue	30,285	352,066

Cost of goods sold	(13,931)	(93,241)

Gross profit	16,354	258,825

Operating expenses
Selling and distribution costs	19,211	122,360
General and administrative expenses	81,754	110,894
Total operating expenses		233,254

(LOSS)/INCOME FROM OPERATIONS	(84,611)	25,571

OTHER INCOME
Other comprehensive income	109	4,301
	109	4,301

(LOSS)/INCOME BEFORE INCOME TAXES	(84,502)	29,872

INCOME TAXES	-	-

NET (LOSS)/INCOME	(84,502)	29,872

ACCUMULATED (DEFICIT)/SURPLUS,
BEGINNING OF PERIOD	(4,271,668)	658,708

ACCUMULATED (DEFICIT)/SURPLUS,
END OF PERIOD	(4,356,170)	688,580

NET (LOSS)/EARNING PER COMMON SHARE
Basic and fully diluted	(0.004)	0.001

WEIGHTED AVERAGE COMMON SHARE
OUTSTANDING
Basic and fully diluted	23,364,134	23,364,134

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2009

And For the Three Months Ended December 31, 2008

	3 months ended	3 months ended
	December 31	December 31
	2009	2008
	(unaudited)	(audited)
Cash flows from operating activities
Net (loss)/income for the period	(84,502)	29,872
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	4,769	13,989
Net assets by way of acquisition	-	601,230
Cash effect of changes in:
Accounts receivable	4,171	60,444
Deposit, prepayment and other receivable	159,000	(436,705)
Accounts payables and accrued liabilities	(2,789)	87,104

Net cash flows provided by operating activities	80,649	355,934

Cash flows from investing activities
Purchase of equipment	-	(75,375)

Net cash flows used in investing activities	-	(75,375)

Net increase in cash and cash equivalents	80,649	280,559

Cash and cash equivalents - beginning of period	457,067	1,156,655

Cash and cash equivalents - end of period	537,716	1,437,214

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Interim Financial Statements

December 31, 2009 (unaudited)

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

For quarter ended and as of December 31, 2009, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

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

(b)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for the impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assts to be held and used is done by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarter ended December 31, 2009.

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

4.  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to a single customer to whom the Company makes substantial sales with a credit period of 60 days. At December 31, 2009, one customer accounted for all of the Company's receivables, amounting to CAD8,650 which were all current (September 30, 2009 - one customer accounted for all of the Company's receivables). The Company regularly monitors the creditworthiness of these customers and believes that it has adequately provided for exposure to potential credit losses.

5.   PLANT AND EQUIPMENT

			December 31	September 30
		Accumulated	2009	2009
	Cost	Depreciation	Net	Net

Leasehold improvement	60,220	51,320	8,900	11,867

Office equipment	22,124	12,265	9,859	11,267

Computer equipment	7,558	4,798	2,760	3,154

	89,902	68,383	21,519	26,288

As of December 31, 2009, leasehold improvement has a remaining useful life of 1 year whereas all other equipment have remaining useful live of 3 years.

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

7.

COMMON SHARES

During the quarter ended December 31, 2009, no common shares were issued.

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

The Company, through its wholly-owned subsidiaries, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, and Melo International Holdings Limited, a British Virgin Islands corporation (“Melo International”), develops, trades and markets health products, which are mainly nutritional supplements, in Hong Kong. The business operations of Melo Limited and Melo International are the Company’s only business operations.  Melo Limited and Melo International purchase nutritional supplements from manufacturers and distributors in China and then distribute the products in Hong Kong.

The Chart below depicts the corporate structure of the Company as of the date of this 10-Q.  The Company owns 100% of the capital stock of Melo Limited and has no other direct subsidiaries.  Melo Limited owns 100% of the capital stock of Melo International and has no other direct subsidiaries.  Melo International has no subsidiaries.

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended December 31, 2009 as compared to the fiscal period ended December 31, 2008.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  All figures herein are stated in Canadian dollars

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

Revenues.  During the fiscal period ended December 31, 2009, the Company had operating revenues of CAD $30,285, as compared to revenues of CAD $352,066 for the fiscal period ended December 31, 2008, a decrease of CAD $321,781, or approximately 91.4%.  The decrease in revenue is primarily attributable to a deterioration in demand of health products mainly caused by the following events:  i) negative economic effects that resulted from the continuous downturn of the real economy of China and Hong Kong; and ii) the departure of certain key ultimate distributors that were a significant part of the distribution network of the Company.  In an effort to increase the Company’s revenues in the next twelve months, the Company anticipates that it will undertake the following actions:  1) potentially modify the current commission structure that the Company utilizes with its distributors to encourage sales of the Company’s products; 2) actively pursue relationships with other distributors in Hong Kong and China; and 3) pursue strategic business alliances with other companies in the health products industry located in Hong Kong and China.

Costs of Revenue.  The cost of revenue for the fiscal period ended December 31, 2009 was CAD $13,931, as compared to CAD $93,241 for the fiscal period ended December 31, 2008, a decrease of CAD $79,310, or approximately 85.05%. The gross profit margin of the Company decreased from 73% to 54% as a result of the Company’s policy to cut the selling price of its products to attempt to offset the decrease in demand for the Company’s products.

Operating Expenses.  Operating expenses for the quarter ended December 31, 2009 were CAD $100,965.  Of this, CAD $19,211 was allocated to Selling and Distribution, CAD $81,754 was allocated to General and Administrative Expenses.  Operating expenses for the quarter ended December 31, 2008 were CAD $233,254.  Of this, CAD $122,360 was allocated to Selling and Distribution, CAD $110,894 was allocated to General and Administrative Expenses. The decrease in Selling and Distribution expenses experienced by the Company from December 31, 2008 to December 31, 2009 is generally in line with the decrease in sales experienced by the Company, which is partly offset by the higher promotional expenses incurred by Melo International Holdings Limited.  General and Administrative expenses only decreased slightly as most fixed costs cannot be reduced in the short term despite the drop in the Company’s sales.

Net (Loss)/Gain.  The Company had a net loss for the quarter ended December 31, 2009 of CAD $84,502, as compared to a net gain of CAD $29,872 for the quarter ended December 31, 2008.  The net loss experienced by the Company was attributable to the fact that the Company generated less revenue during the three months ended December 31, 2009, a compared to the three months ended December 31, 2008.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.  As disclosed under results of operations, the Company experienced a significant reduction in revenue in the 3 months ended December 31, 2009 as compared to the same period in 2008.  As noted above, in an effort to increase the Company’s revenues in the next twelve months, the Company anticipates that it will undertake the following actions:  1) potentially modify the current commission structure that the Company utilizes with its distributors to encourage sales of the Company’s products; 2) actively pursue relationships with other distributors in Hong Kong and China; and 3) pursue strategic business alliances with other companies in the health products industry located in Hong Kong and China.

As of December 31, 2009, our balance sheet reflects that we have cash and cash equivalents of CAD $537,716, total current assets of CAD $1,968,609, total assets of CAD $1,990,128, total liabilities of CAD $250,980, and total stockholders’ equity of CAD $1,739,148.  The net cash provided by operating activities for the fiscal period ended December 31, 2009 was CAD $80,649.  The net cash used in investing activities for the fiscal period ended December 31, 2009 was Nil.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MELO BIOTECHNOLOGY HOLDINGS, INC.

By:  /S/ Fung Ming

Fung Ming, Chief Executive Officer

Date:   February 19, 2010

By:  /S/ Fung Ming

Fung Ming, Chief Financial Officer

Date:   February 19, 2010