Form 10-Q
period 2010-03-31
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2010-05-20
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
(852) 39094977
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

As of May 15, 2010 the Issuer had 23,364,134 shares of common stock issued and outstanding.

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

MELO BIOTECHNOLOGY HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2010

Melo Biotechnology Holdings Inc.

Condensed Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of March 31, 2010 and September 30, 2009

	March 31	September 30
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalent	416,459	457,067
Accounts receivables (note 4)	7,822	12,821
Deposit, prepayment and other receivable	1,483,525	1,581,243
Total current assets

Plant and equipment (note 5)	16,750	26,288

TOTAL ASSETS	1,924,556	2,077,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities (note 6)	6,536	12,769
Income taxes payable	241,000	241,000
Total current liabilities

TOTAL LIABILITIES	247,536	253,769

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 23,364,134	6,095,318	6,095,318

Deficits	(4,418,298)	(4,271,668)

TOTAL STOCKHOLDERS’ SURPLUS	1,677,020	1,823,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,924,556	2,077,419

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Consolidated Statements of Operations

(Stated in Canadian Dollars)

For the Six and Three Months Ended March 31, 2010 and 2009

	6 months ended March 31		3 months ended March 31
	2010	2009	2010	2009

REVENUE	$50,649	552,423	20,364	200,357

COST OF SALES	(23,706)	(160,361)	(9,775)	(67,120)

GROSS PROFIT	26,943	392,062	10,589	133,237

OPERATING EXPENSES
Selling and distribution	32,509	183,489	13,298	61,129
General and administrative	141,435	169,291	59,681	58,397
		352,780		119,526

(LOSS)/INCOME FROM
OPERATIONS	(147,001)	39,282	(62,390)	13,711

Other income	371	6,402	262	2,101

	(146,630)	45,684	(62,128)	15,812

PROVISION FOR TAXATION	-	-	-	-

NET (LOSS)/INCOME	$(146,630)	45,684	(62,128)	15,812

NET (LOSS)/INCOME PER
SHARE: BASIC AND DILUTED	$(0.006)	0.002	(0.003)	0.001

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	23,364,134	23,364,134	23,364,134	23,364,134

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended March 31, 2010

And For the Three Months Ended March 31, 2009

	3 months ended	3 months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss)/income for the period	(62,128)	15,812
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	4,769	13,989
Cash effect of changes in:
Accounts receivable	828	(148,357)
Deposit, prepayment and other receivable	(61,282)	(298,816)
Accounts payables and accrued liabilities	(3,444)	(88,149)

Net cash (outflow)/inflows from operating activities	(121,257)	(505,521)

Net (decrease)/increase in cash and cash equivalents	(121,257)	(505,521)

Cash and cash equivalents - beginning of period	537,716	1,437,214

Cash and cash equivalents - end of period	416,459	931,693

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Interim Consolidated Financial Statements

March 31, 2010 (unaudited)

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

For quarter ended and as of March 31, 2010, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

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

(b)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for the impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assts to be held and used is done by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarter ended March 31, 2010.

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

4.  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customer to whom the Company makes substantial sales with credit period of 60-120 days. At March 31, 2010, one customers accounted for all of the Company's receivables, amounting to CAD7,822  which were all current (September 30, 2009 - one customer accounted for all of the Company's receivables). The Company regularly monitors the creditworthiness of these customers and believes that it has adequately provided for exposure to potential credit losses.

5.   PLANT AND EQUIPMENT

			March 31	September 30
		Accumulated	2010	2009
	Cost	Depreciation	Net	Net

Leasehold improvement	60,220	51,320	7,562	11,867

Office equipment	22,124	12,265	7,180	11,267

Computer equipment	7,558	4,798	2,008	3,154

	89,902	68,383	16,750	26,288

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

7.

COMMON SHARES

During the quarter ended March 31, 2010, no common shares were issued.

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six moths ended March 31, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

All figures stated herein are in Canadian dollars.

Results of Operations for the Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

Revenues.  During the three months ended March 31, 2010, the Company had operating revenues of CAD$20,364, as compared to revenues of CAD$200,357 for the three months ended March 31, 2009, a decrease of CAD $179,993, or approximately 89.8%. The decrease in revenue is primarily attributable to a deterioration in demand of health products mainly caused by the following events:  i) negative economic effects that resulted from the continuous downturn of the real economy of China and Hong Kong; and ii) the departure of certain key ultimate distributors that were a significant part of the distribution network of the Company.  In an effort to increase the Company’s revenues in the next twelve months, the Company anticipates that it will undertake the following actions:  1) potentially modify the current commission structure that the Company utilizes with its distributors to encourage sales of the Company’s products; 2) actively pursue relationships with other distributors in Hong Kong and China; and 3) pursue strategic business alliances with other companies in the health products industry located in Hong Kong and China. The process of restructuring the Company’s business is in progress as of the date of this report.

Costs of Revenue.  The cost of revenue for the three months ended March 31, 2010 was CAD$9,775, as compared to CAD$67,120 for the three months ended March 31, 2009, a decrease of CAD $57,345, or approximately 85.4%.  The gross profit margin of the Company decreased from 66.5% to 52% as a result of the Company’s policy to cut the selling price of its products to attempt to offset the decrease in demand for the Company’s products.

Operating Expenses.  Operating expenses for the three months ended March 31, 2010 were CAD$72,979. Of this, CAD$13,298 was allocated to Selling and Distribution, CAD$59,681 was allocated to General and Administrative Expenses.  Operating expenses for the three months ended March 31, 2009 were CAD $119,526.  Of this, CAD $61,129 was allocated to Selling and Distribution, CAD$58,397 was allocated to General and Administrative Expenses. The decrease in Selling and Distribution expenses experienced by the Company from March 31, 2009 to March 31, 2010 is generally in line with the decrease in sales experienced by the Company, which is partly offset by the higher promotional expenses incurred by Melo International Holdings Limited.  General and Administrative expenses only decreased slightly as most fixed costs cannot be reduced in the short term despite the drop in the Company’s sales.

Net Gain/Loss.   The Company had a net loss for the quarter ended March 31, 2010 of CAD $62,128, as compared to a net gain of CAD $15,182 for the quarter ended March 31, 2009.  The net loss experienced by the Company was attributable to the fact that the Company generated less revenue during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

Results of Operations for the Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009.

Revenues.  During the six months ended March 31, 2010, the Company had operating revenues of CAD$50,649, as compared to revenues of CAD$552,423 for the six months ended March 31, 2009, a decrease of CAD $501,774, or approximately 90.8%. The decrease in revenue is primarily attributable to a deterioration in demand of health products mainly caused by the following events:  i) negative economic effects that resulted from the continuous downturn of the real economy of China and Hong Kong; and ii) the departure of certain key ultimate distributors that were a significant part of the distribution network of the Company.  In an effort to increase the Company’s revenues in the next twelve months, the Company anticipates that it will undertake the following actions:  1) potentially modify the current commission structure that the Company utilizes with its distributors to encourage sales of the Company’s products; 2) actively pursue relationships with other distributors in Hong Kong and China; and 3) pursue strategic business alliances with other companies in the health products industry located in Hong Kong and China. The process of restructuring the Company’s business is in progress as of the date of this report.

Costs of Revenue.  The cost of revenue for the six months ended March 31, 2010 was CAD$23,706, as compared to CAD$160,361 for the six months ended March 31, 2009, a decrease of CAD $136,655, or approximately 85.2%.  The gross profit margin of the Company decreased from 71% to 53.2% as a result of the Company’s policy to cut the selling price of its products to attempt to offset the decrease in demand for the Company’s products.

Operating Expenses.  Operating expenses for the six months ended March 31, 2010 were CAD$352,780. Of this, CAD$183,489 was allocated to Selling and Distribution, CAD$169,291 was allocated to General and Administrative Expenses.  Operating expenses for the six months ended March 31, 2009 were CAD $173,944.  Of this, CAD $32,509 was allocated to Selling and Distribution, CAD$141,435 was allocated to General and Administrative Expenses. The decrease in Selling and Distribution expenses experienced by the Company from March 31, 2009 to March 31, 2010 is generally in line with the decrease in sales experienced by the Company, which is partly offset by the higher promotional expenses incurred by Melo International Holdings Limited.  General and Administrative expenses only decreased slightly as most fixed costs cannot be reduced in the short term despite the drop in the Company’s sales.

Net Gain/Loss.   The Company had a net loss for the six ended March 31, 2010 of CAD $146,630, as compared to a net gain of CAD $45,684 for the six ended March 31, 2009.  The net loss experienced by the

Company was attributable to the fact that the Company generated less revenue during the six months ended March 31, 2010, as compared to the six months ended March 31, 2009.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.  As disclosed under results of operations, the Company experienced a significant reduction in revenue in the three (3) and six (6) months ended March 31, 2010 as compared to the same period in 2009.  As noted above, in an effort to increase the Company’s revenues in the next twelve months, the Company anticipates that it will undertake the following actions:  1) potentially modify the current commission structure that the Company utilizes with its distributors to encourage sales of the Company’s products; 2) actively pursue relationships with other distributors in Hong Kong and China; and 3) pursue strategic business alliances with other companies in the health products industry located in Hong Kong and China.

As of March 31, 2010, our balance sheet reflects that we have cash and cash equivalents of CAD $416,459, total current assets of CAD $1,907,806, total assets of CAD $1,924,556, total liabilities of CAD $247,536, and total stockholders’ equity of CAD $1,677,020.  The net cash outflow from operating activities for the fiscal period ended March 31, 2010 was CAD $121,257.  The net cash used in investing activities for the fiscal period ended March 31, 2010 was Nil.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(REMOVED AND RESERVED).

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

Date:   May 20, 2010

By:  /S/ Fung Ming

Fung Ming, Chief Financial Officer

Date:  May 20, 2010