Form 10-Q
period 2010-06-30
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2010-08-19
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 1, 2010 the Issuer had 23,364,134 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Melo Biotechnology Holdings, Inc. (the "Company"), a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-KSB, and all amendments thereto, for the fiscal year ended September 30, 2009.

MELO BIOTECHNOLOGY HOLDINGS, INC.

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2010

Melo Biotechnology Holdings Inc.

Condensed Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of June 30, 2010 and September 30, 2009

	June 30	September 30
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalent	377,886	457,067
Accounts receivables (note 4)	6,981	12,821
Deposit, prepayment and other receivable	1,462,899	1,581,243
Total current assets

Plant and equipment (note 5)	17,160	26,288

TOTAL ASSETS	1,864,926	2,077,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities (note 6)	6,022	12,769
Income taxes payable	241,000	241,000
Total current liabilities

TOTAL LIABILITIES	247,022	253,769

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 23,364,134 at June 30, 2010
(23,364,134 at September 30, 2009)	6,095,318	6,095,318

Deficits	(4,477,414)	(4,271,668)

TOTAL STOCKHOLDERS’ SURPLUS	1,617,904	1,823,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,864,926	2,077,419

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Consolidated Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended June 30, 2010

And For the Three Months Ended June 30, 2009

	9 months ended June 30		3 months ended June 30
	2010	2009	2010	2009

REVENUE	$60,899	652,655	10,250	100,232

COST OF SALES	(28,671)	(201,049)	(4,965)	(40,688)

GROSS PROFIT	32,228	451,606	5,285	59,544

OPERATING EXPENSES
Selling and distribution	37,221	212,646	4,712	29,157
General and administrative	201,238	226,946	59,803	57,655

INCOME/(LOSS) FROM	(206,231)	12,014	(59,230)	(27,268)
OPERATIONS

Other income	485	7,295	114	893

	(205,746)	19,309	(59,116)	(26,375)

PROVISION FOR TAXATION	-	-	-	-

NET INCOME/(LOSS)	$(205,746)	19,309	(59,116)	(26,375)

NET INCOME/(LOSS) PER
SHARE - BASIC AND DILUTED	$(0.009)	0.001	(0.002)	(0.001)

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	23,364,134	23,364,134	23,364,134	23,364,134

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended June 30, 2010

And For the Three Months Ended June 30, 2009

	3 months ended	3 months ended
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss)/income for the period	(59,116)	(26,375)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	6,490	13,988
Cash effect of changes in:
Accounts receivable	841	224,192
Deposit, prepayment and other receivable	20,626	(225,722)
Accounts payables and accrued liabilities	(514)	2,348

Net cash (outflow)/inflows from operating activities	(31,673)	(11,569)

Investing activities
Purchase of fixed assets	(6,900)	-
Net cash (outflow)/inflows from investing activities	(6,900)	-

Net (decrease)/increase in cash and cash equivalents	(38,573)	(11,569)

Cash and cash equivalents - beginning of period	416,459	931,693

Cash and cash equivalents - end of period	377,886	920,124

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

For quarter ended and as of June 30, 2010, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

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

(b)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for the impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assts to be held and used is done by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarter ended June 30, 2010.

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

4.  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customer to whom the Company makes substantial sales with credit period of 60-120 days. At June 30, 2010, two customers accounted for all of the Company's receivables, amounting to CAD6,981 which the majority were  current (September 30, 2009 - one customer accounted for all of the Company's receivables). The Company regularly monitors the creditworthiness of these customers and believes that it has adequately provided for exposure to potential credit losses.

5.   PLANT AND EQUIPMENT

			June 30	September 30
		Accumulated	2010	2009
	Cost	Depreciation	Net	Net

Leasehold improvement	60,220	52,193	8,027	11,867

Office equipment	22,124	19,175	2,949	11,267

Computer equipment	14,458	8,274	6,184	3,154

	96,802	79,642	17,160	26,288

All the office and computer equipment have useful lives of 4 years.

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

7.

COMMON SHARES

During the quarter ended June 30, 2010, no common shares were issued.

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine moths ended June 30, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

All figures stated herein are in Canadian dollars.

Results of Operations for the Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.

Revenues.  During the three months ended June 30, 2010, the Company had operating revenues of CAD$10,250, as compared to revenues of CAD$100,232 for the three months ended June 30, 2009, a decrease of CAD $89,982, or approximately 90%. The decrease in revenue is primarily attributable to a deterioration in demand of health products mainly caused by the following events:  i) negative economic effects that resulted from the continuous downturn of the real economy of China and Hong Kong; and ii) the departure of certain key ultimate distributors that were a significant part of the distribution network of the Company.  In an effort to increase the Company’s revenues in the next twelve months, the Company anticipates that it will undertake the following actions:  1) potentially modify the current commission structure that the Company utilizes with its distributors to encourage sales of the Company’s products; 2) actively pursue relationships with other distributors in Hong Kong and China; and 3) pursue strategic business alliances with other companies in the health products industry located in Hong Kong and China. As the China Government has strengthened the control on direct sales over the past few months, the company anticipates that it will  longer time for the new distribution network to built up.

Costs of Revenue.  The cost of revenue for the three months ended June 30, 2010 was CAD$4,965,as compared to CAD$40,688 for the three months ended June 30, 2009, a decrease of CAD $35,723, or approximately 88%.  The gross profit margin of the Company decreased from 59% to 51% as a result of the Company’s policy to cut the selling price of its products to attempt to offset the decrease in demand for the

Company’s products.

Operating Expenses.  Operating expenses for the three months ended June 30, 2010 were CAD$64,515. Of this, CAD$4,712 was allocated to Selling and Distribution, CAD$59,803 was allocated to General and Administrative Expenses.  Operating expenses for the three months ended June 30, 2009 were CAD $86,812.  Of this, CAD $29,157 was allocated to Selling and Distribution, CAD$57,655 was allocated to General and Administrative Expenses. The decrease in Selling and Distribution expenses experienced by the Company from June 30, 2009 to June 30, 2010 is generally in line with the decrease in sales experienced by the Company.  General and Administrative expenses remained at a similar level as most fixed costs cannot be reduced in the short term despite the drop in the Company’s sales.

Net Gain/Loss.   The Company had a net loss for the quarter ended June 30, 2010 of CAD $59,116, as compared to a net loss of CAD $26,375 for the quarter ended June 30, 2009.  The net loss experienced by the Company was attributable to the fact that the Company generated less revenue during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.

Results of Operations for the Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009.

Revenues.  During the nine months ended June 30, 2010, the Company had operating revenues of CAD$60,899, as compared to revenues of CAD$652,655 for the nine months ended June 30, 2009, a decrease of CAD $591,756, or approximately 91%. The decrease in revenue is primarily attributable to a deterioration in demand of health products mainly caused by the following events:  i) negative economic effects that resulted from the continuous downturn of the real economy of China and Hong Kong; and ii) the departure of certain key ultimate distributors that were a significant part of the distribution network of the Company.  In an effort to increase the Company’s revenues in the next twelve months, the Company anticipates that it will undertake the following actions:  1) potentially modify the current commission structure that the Company utilizes with its distributors to encourage sales of the Company’s products; 2) actively pursue relationships with other distributors in Hong Kong and China; and 3) pursue strategic business alliances with other companies in the health products industry located in Hong Kong and China. As the China Government has strengthened the control on direct sales over the past few months, the company anticipates that it will  longer time for the new distribution network to built up.

Costs of Revenue.  The cost of revenue for the nine months ended June 30, 2010 was CAD$28,671, as compared to CAD$201,049 for the nine months ended June 30, 2009, a decrease of CAD $172,378, or approximately 86%.  The gross profit margin of the Company decreased from 69% to 53% as a result of the Company’s policy to cut the selling price of its products to attempt to offset the decrease in demand for the Company’s products.

Operating Expenses.  Operating expenses for the nine months ended June 30, 2010 were CAD$238,459. Of this, CAD$37,221 was allocated to Selling and Distribution, CAD$201,238 was allocated to General and Administrative Expenses.  Operating expenses for the nine months ended June 30, 2009 were CAD $439,592.  Of this, CAD $212,646 was allocated to Selling and Distribution, CAD$226,946 was allocated to General and Administrative Expenses. The decrease in Selling and Distribution expenses experienced by the Company from June 30, 2009 to June 30, 2010 is generally in line with the decrease in sales experienced by the Company.  General and Administrative expenses only decreased slightly as most fixed costs cannot be reduced in the short term despite the drop in the Company’s sales.

Net Gain/Loss.   The Company had a net loss for the nine months ended June 30, 2010 of CAD $205,746,

as compared to a net gain of CAD $19,309 for the nine months ended June 30, 2009.  The net loss experienced by the Company was attributable to the fact that the Company generated less revenue during the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.  As disclosed under results of operations, the Company experienced a significant reduction in revenue in the three (3) and nine (9) months ended June 30, 2010 as compared to the same period in 2009.  As noted above, in an effort to increase the Company’s revenues in the next twelve months, the Company anticipates that it will undertake the following actions:  1) potentially modify the current commission structure that the Company utilizes with its distributors to encourage sales of the Company’s products; 2) actively pursue relationships with other distributors in Hong Kong and China; and 3) pursue strategic business alliances with other companies in the health products industry located in Hong Kong and China. However, as the China Government has strengthened the control on direct sales over the past few months, the company anticipates that it will  longer time for the new distribution network to built up.

As of June 30, 2010, our unaudited balance sheet reflects that we have cash and cash equivalents of CAD $377,886, total current assets of CAD $, total assets of CAD $1,864,926, total liabilities of CAD $247,022, and total stockholders’ equity of CAD $1,617,904.  The net cash outflow from operating activities for the fiscal period ended June 30, 2010 was CAD $31,673.  The net cash used in investing activities for the fiscal period ended June 30, 2010 was CAD $6,900, being purchases of computer equipments.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MELO BIOTECHNOLOGY HOLDINGS, INC.

By:  /S/ Fung Ming

Fung Ming, Chief Executive Officer

Date:   August 19, 2010

By:  /S/ Fung Ming

Fung Ming, Chief Financial Officer

Date:  August 19, 2010