Form 10-K
period 2010-09-30
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2011-01-13
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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
852-2581 0708
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

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

[ ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter: CAD $685,476

As of January 1, 2011, the Company had 23,364,134 shares issued and outstanding.

PART I

(a)

Business Development

Melo Biotechnology Holdings Inc., (hereinafter referred to as “We,” “Us,”  “Melo,” the “Company”, or the “Registrant”) is a publicly traded company whose shares trade on the OTC Bulletin Board (the “OTCBB”) under the trading symbol “MLOBF”.   The Company was organized under the laws of Ontario, in March 1993.   Currently, the Company, through its wholly owned subsidiaries, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, and Melo International Holdings Limited, a British Virgin Islands corporation (“Melo International”), trades and markets health products, which are mainly nutritional supplements, in Hong Kong. The business operations of Melo Limited and Melo International are the Company’s only business operations.  Melo Limited and Melo International purchase nutritional supplements from manufacturers and distributors in China and then distributes the products in Hong Kong.  The Company is located at Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong.

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

Following the establishment of Melo Limited, on October 10, 2006, the Company entered into an Asset Sale, Purchase and Transfer Agreement with MIAD Information Systems Ltd., a Canadian corporation (“MIAD Information”).  Pursuant to the terms of the Asset Sale Agreement, the Company agreed to sell to MIAD Information, and MIAD Information agreed to purchase, all of the rights, properties, and assets used in the conduct of the Company’s computer distribution and custom assembled personal computer system business located exclusively in Ontario, Canada.  The transaction did not relate to or affect any of the Company’s other business operations.

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

Upon the closing of the Share Exchange on December 4, 2008, the Shareholders delivered all of their equity capital in Melo International to the Company’s subsidiary, Melo Limited, in exchange for a total of 22,127,000 shares of common stock of the Company.  Prior to completion of the Share Exchange, the Company had 1,237,134 shares of common stock issued and outstanding.  Immediately following completion of the Share Exchange, the Company had a total of approximately 23,364,134 shares of its common stock issued and outstanding.  As a result of the Share Exchange, Melo International became a wholly-owned subsidiary of the Company. Melo International engages in the trading of health products. Through the closing of the Share Exchange, the Company succeeded to the business of Melo International.  The Company carries on the business of Melo International in addition to its other business operations.

The Chart below depicts the corporate structure of the Company as of the date of this 10-K.  The Company owns 100% of the capital stock of Melo Limited and has no other direct subsidiaries.  Melo Limited owns 100% of the capital stock of Melo International and has no other direct subsidiaries.  Melo International has no subsidiaries.

(b)

Business of the Company

Overview

The Company, through its wholly owned subsidiaries, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, and Melo International Holdings Limited, a British Virgin Islands corporation (“Melo International”), trades and markets health products, which are mainly nutritional supplements, in Hong Kong. The business operations of Melo Limited and Melo International are the Company’s only business operations.  Melo Limited and Melo International purchase nutritional supplements from manufacturers and distributors in China and then distributes the products in Hong Kong.

Products

During the fiscal year ended September 30, 2010, our product mix is basically maintained despite the significant decrease in sales. We currently market and sell twenty-four (24) various types of nutritional supplements. These products are divided into six broad categories: 1) feminine health products; 2) masculine health products; 3) general vitamins and supplements; 4) immunity enhancement and support products; 5) products oriented towards supporting a modern lifestyle; and 6) life stage specific products. Within and across the categories products are targeted at a variety of health benefits and solutions. Not all of our products are offered in every geographical market.  The following is a list of the twenty-three of the products that we currently distribute:

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

Distribution Methods

Our products are manufactured by suppliers in China.  Once the Company receives its products from the suppliers, the Company then distributes the products to sales agents in Hong Kong.  The sales agents then market and sell the products to various internet based vendors throughout mainland China and Hong Kong.

Customers and Marketing

Customers

The Company’s customers are mainly internet based companies that maintain a network and customer base throughout China.

Marketing

Our business is particularly subject to changing consumer trends and preferences. Our recurring businesses are the result of our ability to anticipate and respond to these changes; through our marketing efforts, we respond in a timely or commercially appropriate manner to such changes. Because markets for nutrition supplement products differentiate geographically, we have accurately assessed demand in each specific market into which we wish to make sales.

The nutritional supplement industry is characterized by rapid product development, with significant competitive advantages gained by companies that introduce products that are first to market, deliver constant innovation in products and techniques, offer frequent new product introductions and have competitive prices. We must be able to manufacture and effectively market those products.

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

Research and Development

We did not carry out any research and development activities in 2010, and do not have any specific plans for research and development in 2010.

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

ITEM 2.

PROPERTIES

Our facilities are located at Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong. The facility is a secure industrial building. Through a commercial lease for use of the premises which is roll-over on a monthly basis, we currently occupy 700 square feet of service and office space.  Our monthly lease fee  is US$1,200 per month.

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

(REMOVED AND RESERVED)

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

	(U.S. $)

2009	HIGH	LOW
Quarter Ended March 31	$0.20	$0.10
Quarter Ended June 30	$0.19	$0.04
Quarter Ended September 30	$0.04	$0.03
Quarter Ended December 31	$0.05	$0.01

2010	HIGH	LOW
Quarter Ended March 31	$0.02	$0.01

Quarter Ended June 30	$0.0101	$0.01
Quarter Ended September 30	$0.01	$0.01
Quarter Ended December 31	$0.03	$0.01

Holders.  As of September 30, 2010 there were 23,364,134 shares of common stock issued and outstanding and 11 shareholders of record.

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended September 30, 2010 or 2009.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended September 30, 2010 as compared to the fiscal year ended September 30, 2009. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.  All figures herein are stated in Canadian dollars.

Fiscal Year Ended September 30, 2010 Compared with Fiscal  Year Ended September 30, 2009

Revenues.  During the fiscal year ended September 30, 2010, the Company had operating revenues of CAD $66,529, as compared to revenues of CAD $685,476 for the fiscal year ended September 30, 2009, a decrease of $618,947, or approximately 90%.  This decrease in revenue is attributable to a deterioration in demand of health products mainly caused by the following events:  i) negative economic effects that resulted from the continuous downturn of the real economy of China and Hong Kong; and ii) the departure of certain key ultimate distributors. In an effort to increase the Company’s revenues in the next twelve months, the Company anticipates that it will undertake the following actions:  1) potentially modify the current commission structure that the Company utilizes with its distributors to encourage sales of the Company’s products; 2) actively pursue relationships with other distributors in Hong Kong and China; and 3) pursue strategic business alliances with other companies in the health products industry located in Hong Kong and China. As the China Government has strengthened the control on direct sales over the past few months, the company anticipates that it will take longer time for the new distribution network to built up. In addition, the Board of the Company is also actively seeking for new investors for introduction of new profitable businesses, for example, property investment business.

Costs of Revenue.  The cost of revenue for the fiscal year ended September 30, 2010 was CAD $31,544, as compared to CAD $215,818 for the fiscal year ended September 30, 2009, a decrease of $184,274, or approximately 85%. The decrease is generally in line with the decrease in revenue. The Company’s gross profit margin decreased from 68% to 53% as a result of the Company’s policy to cut the selling price of its products to attempt to offset the decrease in demand for the Company’s products. In addition, the proportion of cash sales to individual end-users has been increasing during the year. Such kind of cash sales have relatively lower profit margin.

Operating Expenses.  Operating expenses for the fiscal year ended September 30, 2010 were CAD $289,158.  Of this, CAD $39,233 was allocated to Selling and Distribution, CAD $249,925 was allocated to General and Administrative Expenses.  Operating expenses for the fiscal year ended September 30,

2009 were CAD $5,407,605.  Of this, CAD $221,508 was allocated to Selling and Distribution, CAD $282,308 was allocated to General and Administrative Expenses and CAD $4,903,789 represents impairment for goodwill. The decrease in Selling and Distribution expenses experienced by the Company from September 30, 2009 to September 30, 2010 is generally in line with the decrease in sales experienced by the Company.  General and Administrative expenses remained at a comparable level as most fixed costs cannot be reduced in the short term despite the drop in the Company’s sales. All the goodwill has been impaired during the year ended September 30, 2009 and therefore there is no impairment charge recognized in the current year.

Net loss.  The Company had a net loss for the fiscal year ended September 30, 2010 of CAD $253,712, as compared to a net loss of CAD $4,930,377 for the fiscal year ended September 30, 2009

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.  In an effort to increase the Company’s revenues in the next twelve months, the Company anticipates that it will undertake the following actions:  1) potentially modify the current commission structure that the Company utilizes with its distributors to encourage sales of the Company’s products; 2) actively pursue relationships with other distributors in Hong Kong and China; and 3) pursue strategic business alliances with other companies in the health products industry located in Hong Kong and China. As the China Government has strengthened the control on direct sales over the past few months, the company anticipates that it will take longer time for the new distribution network to built up. In addition, the Board of the Company is also actively seeking for new investors for introduction of new profitable businesses, for example, property investment business.

As of September 30, 2010, our audited balance sheet reflects that we have cash and cash equivalents of CAD $399,298 total current assets of CAD $1,811,768, total assets of CAD $1,825,883, total liabilities of CAD $255,945, and total stockholders’ equity of CAD $1,569,938.  The net cash used by operating activities for the fiscal year ended September 30, 2010 was CAD $57,769.  The net cash used in investing activities for the fiscal year ended September 30, 2010 was Nil.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

MELO BIOTECHNOLOGY HOLDINGS, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

INDEX TO FINANCIAL STATEMENTS

JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PEOPLE’S REPUBLIC OF CHINA

Room 20HH08, 20/F., Eu Hua Mansion, Huangmugang, Futian, Shenzhen, China. (Postal code : 518035)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

MELO BIOTECHNOLOGY HOLDINGS INC.

(INCORPORATED IN CANADA)

We have audited the accompanying consolidated balance sheet of Melo Biotechnology Holdings Inc. and subsidiaries as of September 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Melo Biotechnology Holdings Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ JTC FAIR SONG CPA FIRM.

CERTIFIED PUBLIC ACCOUNTANTS, PRC

Shenzhen, China

January 13, 2011

Melo Biotechnology Holdings Inc.

Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of September 30, 2010 and 2009

	September 30	September 30
	2010	2009

ASSETS
Current assets
Cash and cash equivalent	399,298	457,067
Accounts receivables (note 4)	2,147	12,821
Prepayment, deposits and other receivable	1,410,323	1,581,243
Total current assets	1,811,768

Plant and equipment (note 5)	14,115	26,288

TOTAL ASSETS	1,825,883	2,077,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities (note 6)	14,945	12,769
Income taxes payable	241,000	241,000

Total current liabilities

TOTAL LIABILITIES	255,945	253,769

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding (2010 & 2009: 23,364,134)	6,095,318	6,095,318

Deficit	(4,525,380)	(4,271,668)

TOTAL STOCKHOLDERS’ SURPLUS	1,569,938	1,823,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,825,883	2,077,419

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Consolidated Statements of Income

(Stated in Canadian Dollars)

For the Years Ended September 30, 2010 and 2009

	Year ended Sept 30
	2010	2009

Revenue	$66,529	685,476

Cost of sales	(31,544)	(215,818)

Gross profits	34,985	469,658

Operating expenses
Selling and distribution	39,233	221,508
General and administrative	249,925	282,308
Impairment for goodwill	-	4,903,789
	(289,158)	(5,407,605)

Losses from operations	(254,173)	(4,937,947)

Other comprehensive income	461	7,570

	(253,712)	(4,930,377)

Provision for taxation	-	-

Net loss	$(253,712)	(4,930,377)

LOSS PER SHARE:
BASIC AND DILUTED	$(0.01)	(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	23,364,134	23,364,134

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Consolidated Statement of Cash Flows

(Stated in Canadian Dollars)

For the Year Ended September 30, 2010 and 2009

	Year ended September 30,
	2010	2009

Cash flows from operating activities
Loss for the year	(253,712)	(4,930,377)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	12,173	56,121
Cash effect of changes in:
Accounts receivable	10,674	322,979
Prepayment, deposits and other receivable	170,920	(1,581,243)
Accounts payables and accrued liabilities	2,176	3,288

Net cash outflows from operating activities	(57,769)	(6,129,232)

Cash flows from investing activities
Purchase of equipment	-	(75,375)

Net cash outflows used in investing activities	-	(75,375)

Cash flows from financing activities
Issue of shares	-	5,505,019

Net cash inflows provided by financing activities	-	5,505,019

Net decrease in cash and cash equivalents	(57,769)	(699,588)

Cash and cash equivalents - beginning of year	457,067	1,156,655

Cash and cash equivalents - end of year	399,298	457,067

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Consolidated Statement of Stockholders’ equity

(Stated in Canadian Dollars)

For the Year Ended September 30, 2010 and 2009

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income	Total

As at September 30, 2008	590,299	576,532	82,177	1,249,008

Issue of shares	5,505,019	-	-	5,505,019
Net loss	-	(4,937,947)	-	(4,937,947)
Foreign currency
Translation adjustment	-	-	7,570	7,570

As at September 30, 2009	6,095,318	$(4,361,415)	$89,747	$1,823,650

Net loss	-	(254,173)	-	(254,173)
Foreign currency
Translation adjustment	-	-	461	461

As at September 30, 2010	6,095,318	(4,615,588)	90,208	1,569,938

See Notes to Consolidated Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Consolidated Financial Statements

September 30, 2010

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

The Company, through its wholly owned subsidiary, Melo HK, trades and markets health products, which are mainly nutritional supplements, in Hong Kong. The business operations of Melo HK are the

Company’s only business operations.  Melo HK purchases nutritional supplements from manufacturers in China and then distributes the products in Hong Kong.

As disclosed on Form 8-K filed with the SEC on December 10, 2008, on December 4, 2008, the Company entered into an Agreement for Share Exchange (the “Exchange Agreement”) with Melo Biotechnology Limited (“Melo HK”), a British Virgin Islands corporation, Melo International Holdings Limited, a British Virgin Islands corporation (“Melo International”) and the shareholders of the Melo International (the “Shareholders”).  Pursuant to the terms of the Exchange Agreement the Company agreed to issue a total of 22,127,000 shares of its restricted common stock to the Shareholders in exchange for the transfer by the Shareholders of all of the issued and outstanding common stock of Melo International to the Company’s wholly-owned subsidiary, Melo Limited, thereby making Melo International a wholly-owned subsidiary of the Company (the “Share Exchange”).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of accounting

The Company's financial statements were prepared using Canadian generally accepted accounting principles ("GAAP"), which differs in some respects from US GAAP. There are no material differences between Canadian GAAP and US GAAP in the balance sheets of the Company as at September 30, 2010 and 2009, and the statements of income, stockholders' equity and cash flows for the years then ended.

(b) Principles of consolidation

For the years ended and as of September 30, 2010 and 2009, the consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

(e)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debts incurred during the years ended September 30, 2010 and 2009 are both Nil..

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

Leasehold improvement

5 years

Office equipment

4 years

Computer equipment

4 years

The depreciation expense for the year ended September 30, 2010 and 2009 amounted to $12,173 and $56,121 respectively.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. As such, the impairment test resulted in recognition of an impairment charge of CAD$4,903,789 for the year ended September 30, 2009. For the year ended September 30, 2010, there was no impairment charge recognized.

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

The Company's income tax expense for year ended September 30, 2010 and 2009 were both Nil.

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

b)

Delivery has occurred or services have been rendered,

c)

The seller's price to the buyer is fixed or determinable, and

d)

Collectibility is reasonably assured.

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2010 and 2009, there were no common share equivalents outstanding.

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

(o)

 Retirement Benefits

Hong Kong mandates companies to operate a mandatory provident fund scheme, which is available to all employees in Hong Kong. Both the Company and the employees are required to contribute 5% per month of the employees’ relevant income.  Contributions from the Company are 100% vested in the employees as soon as they are paid to the scheme.  Contributions to the scheme are expensed in the statement of operations as they become payable in accordance with the rules of the scheme.  The assets of the scheme are held separately from those of the Company and managed by independent professional fund managers.  The Company provides no other retirement benefits to its employees.

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

	September 30, 10	September 30, 09

Year end HK$ : CAD$ exchange rate	0.132867	0.138424
Average yearly HK$ : CAD$ exchange rate	0.135645	0.13744

(r) Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company:

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This guidance has not yet been adopted and the Company does not expect a significant impact to its results of operations and financial position.

In October 2009, the FASB issued accounting guidance which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue recognition guidance given prior to this new guidance. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company adopted this guidance as of April 1, 2010 which did not significantly impact its results of operations and financial position as of September 30, 2010.

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  The adoption of this guidance is not expected to significantly impact the Company’s results of operations and financial position.

In October 2009, the FASB issued guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  This new guidance is effective for fiscal years beginning on or after December 15, 2009, and fiscal years within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements and early application is not permitted.  The adoption of this guidance is not expected to significantly impact the Company’s results of operations and financial position.

In February 2010, the FASB revised the guidance to include additional disclosure requirements related to fair value measurements. The guidance adds the requirement to disclose transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The Company adopted this guidance as of March 31, 2010 which did not significantly impact the Company’s results of operations and financial position.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28,  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other  (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2011 and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Company is currently evaluating the impact of the pending adoption of ASU 2010-28 on its consolidated financial statements

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

NOTE 3 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations.

NOTE 4 -  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to a single customer to whom the Company makes substantial sales with a credit period of 60 days. At September 30, 2010, this single customer accounted for all of the Company's receivables, amounting to CAD$2,147 (September 30, 2009 - one customer accounted for 100% of the Company's receivables). All the balance has been settled. The Company regularly monitors the creditworthiness of this customer and believes that it has adequately provided for exposure to potential credit losses.

NOTE 5 - PLANT AND EQUIPMENT

			September 30	September 30
		Accumulated	2010	2009
	Cost	Depreciation	Net	Net

Leasehold improvement	60,220	53,617	6,603	11,867

Office equipment	22,124	19,698	2,426	11,267

Computer equipment	14,458	9,372	5,086	3,154

	96,802	82,687	14,115	26,288

All the office and computer equipment have useful lives of 4 years.

NOTE 6 -  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued audit fee which are all current.

NOTE 7 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong, the statutory corporate income tax rates are 16.5% for the year ended September 30, 2010.

The provisions for income taxes for each of the two years ended September 30, 2009 and 2008 are summarized as follows:

As of September 30,
	2010	2009

Current	$-	$-
Deferred	-	-

TOTAL	$-	$-

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 8 - COMMON STOCK

During the year ended September 30, 2010, no common share was issued.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2010 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2010, the Company's internal control over financial reporting was effective.

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

The directors and executive officers currently serving the Company are:

Name	Age	Position	Tenure

Fung Ming	41	Director, President, Treasurer	Since August 2006
Tommy Chan	42	Director	Since September 2006

Biographical Information

Fung Ming.  Fung Ming is 41 years old.  Mr. Ming has been a Director of the Company since August 2006.  Mr. Ming has served as the Company’s President and Treasurer since November 2006.  As a Director and the President and Treasurer of the Company Mr. Ming is responsible to the general business operations of the Company.  During the ten year period preceding his in involvement with the Company, Mr. Fung has been self-employed as a business consultant, providing consulting services in accounting, taxation and company secretarial matters.

Tommy Chan.  Tommy Chan is 42 years old.  Mr. Chan has been a director of the Company since September 2006.   In addition to his work as a director of the Company, Mr. Chan is an accountant and currently works as Director of Finance and Human Resources in a not-for-profit organization in Canada. Mr. Chan has worked in the finance and accounting industry for 15 years. He was previously employed with two start-up telecommunication companies and was the Financial Controller for one of them. At these companies, Mr. Chan was responsible for developing the accounting, finance and human resource departments. Before joining the telecommunications industry, he was responsible for the successful listing of a manufacturing company on the Singapore Stock Exchange and for overseeing that company's China and Hong Kong financial control duties.

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

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended September 30, 2010 and 2009. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers."

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

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended September 30, 2010.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of September 30, 2010, certain information with respect to the common stock beneficially owned by (i) each Director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group:

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by JTC Fair Song CPA Firm for audit of the Company's annual financial statements were US$8,000 for the fiscal year ended September 30, 2010, and US$12,000 for the fiscal year ended September 30, 2009.

Audit Related Fees

(2)

JTC Fair Song CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2010 and 2009.

Tax Fees

(3) The aggregate fees billed by JTC Fair Song CPA for tax compliance, tax advice and tax planning were $0 for the fiscal year ended September 30, 2010 and $0 for the fiscal year ended September 30, 2009.

All Other Fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1     Certification pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities

Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2     Certification pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities

Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section

906 of the Sarbanes-Oxley Act of 2002.*

32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section

906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELO BIOTECHNOLOGY HOLDINGS, INC.

By:  /S/ Fung Ming

Fung Ming, Chief Executive Officer

Date: January 13, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Fung Ming

Fung Ming, Chief Executive Officer, Chief Financial Officer, Director

Date: January 13, 2011