Form 10-Q
period 2010-12-31
MELO BIOTECHNOLOGY HOLDINGS INC.
filed 2011-02-22
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
(852) 2581 0708
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

As of February 22, 2011 the Issuer had 23,364,134 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Melo Biotechnology Holdings, Inc., a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal year ended September 30, 2010.

MELO BIOTECHNOLOGY HOLDINGS, INC.

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2010

Melo Biotechnology Holdings Inc.

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of December 31, 2010 and September 30, 2010

	December 31	September 30
	2010	2010
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalent	334,597	399,298
Accounts receivables (note 4)	-	2,147
Deposit, prepayment and other receivable	1,392,563	1,410,323
Total current assets

Plant and equipment (note 5)	11,120	14,115

TOTAL ASSETS	1,738,280	1,825,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities (note 6)	3,220	14,945
Income taxes payable	241,000	241,000
Total current liabilities

TOTAL LIABILITIES	244,220	255,945

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding 23,364,134	6,095,318	6,095,318

Deficits	(4,601,258)	(4,525,380)

TOTAL STOCKHOLDERS’ SURPLUS	1,494,060	1,569,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,738,280	1,825,883

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2010

And For the Three Months Ended December 31, 2009

	3 months ended	3 months ended
	December 31	December 31
	2010	2009
	(unaudited)	(audited)

Revenue	5,426	30,285

Cost of goods sold	(2,547)	(13,931)

Gross profit	2,879	16,354

Operating expenses
Selling and distribution costs	548	19,211
General and administrative expenses	78,221	81,754
Total operating expenses

LOSS FROM OPERATIONS	(75,890)	(84,611)

OTHER INCOME
Other comprehensive income	12	109
	12	109

LOSS BEFORE INCOME TAXES	(75,878)	(84,502)

INCOME TAXES	-	-

NET LOSSES	(75,878)	(84,502)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD	(4,525,380)	(4,271,668)

ACCUMULATED DEFICIT, END OF PERIOD	(4,601,258)	(4,356,170)

NET LOSS PER COMMON SHARE
Basic and fully diluted	(0.003)	(0.004)

WEIGHTED AVERAGE COMMON SHARE
OUTSTANDING
Basic and fully diluted	23,364,134	23,364,134

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2010

And For the Three Months Ended December 31, 2009

	3 months ended	3 months ended
	December 31	December 31
	2010	2009
	(unaudited)	(audited)
Cash flows from operating activities
Net loss for the period	(75,878)	(84,502)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	2,995	4,769
Net assets by way of acquisition
Cash effect of changes in:
Accounts receivable	2,147	4,171
Deposit, prepayment and other receivable	17,760	159,000
Accounts payables and accrued liabilities	(11,725)	(2,789)

Net cash (outflow)/inflow provided by operating activities	(64,701)	80,649

Cash flows from investing activities
Purchase of equipment	-	-

Net cash flows used in investing activities	-	-

Net (decrease)/increase in cash and cash equivalents	(64,701)	80,649

Cash and cash equivalents - beginning of period	399,298	457,067

Cash and cash equivalents - end of period	334,597	537,716

See Notes to Financial Statements

Melo Biotechnology Holdings Inc.

Notes to the Interim Financial Statements

December 31, 2010 (unaudited)

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

For quarter ended and as of December 31, 2010, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

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

(b)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for the impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assts to be held and used is done by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarter ended December 31, 2010.

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

4.  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to a single customer to whom the Company makes substantial sales with a credit period of 60 days. At December 31, 2010, there were no accounts receivables (September 30, 2010 - one customer accounted for all of the Company's receivables). The Company regularly monitors the creditworthiness of these customers and believes that it has adequately provided for exposure to potential credit losses.

5.   PLANT AND EQUIPMENT

			December 31	September 30
		Accumulated	2010	2010
	Cost	Depreciation	Net	Net

Leasehold improvement	60,220	55,559	4,661	6,603

Office equipment	22,124	20,411	1,713	2,426

Computer equipment	14,458	9,712	4,746	5,086

	96,802	85,682	11,120	14,115

As of December 31, 2010, leasehold improvement has a remaining useful life of 1 year whereas all other equipment has remaining useful live of 3 years.

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

7.

COMMON SHARES

During the quarter ended December 31, 2010, no common shares were issued.

8.

SIGNIFICANT SUBSEQUENT EVENTS

a)

On February 2, 2011, a special shareholders’ meeting was held and the resolution for changing the company name to “First Asia Holdings Limited” was passed.

b)

 On February 17, 2011, the Company entered into an Agreement for Share Exchange with Vagas Lane Limited, a Marshall Islands corporation (“Vagas”), and First Asia Strategy Limited, a Marshall Islands corporation, (“FASL”) which is the sole shareholder of Vagas.  Pursuant to the terms of the Exchange Agreement the Company agreed to issue a total of 18,000,000 shares of its restricted common stock to FASL in exchange for the transfer by FASL of all of the issued and outstanding common stock of Vagas to the Company, thereby making Vagas a wholly-owned subsidiary of the Company.  Vagas is a holding company that owns interests in three separate Hong Kong corporations which focus on the ownership and operation of real estate in Hong Kong.

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

Subsequent Events

Subsequent to the period ended December 31, 2010, the following events occurred:

As disclosed on Form 8-K filed with the Securities and Exchange Commission on February 7, 2011, on February 2, 2011, at a special meeting of the shareholders of the Company, a majority of the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to change the Company’s name to First Asia Holdings Limited.  The Certificate of Amendment to amend the Company’s Articles of Incorporation to change the Company’s name to First Asia Holdings Limited is currently being processed by the Ontario Ministry of Government Services.

As disclosed on Form 8-K filed with the Securities and Exchange Commission on February 18, 2011, on February 17, 2011, the Company entered into an Agreement for Share Exchange with Vagas Lane Limited, a Marshall Islands corporation (“Vagas”), and First Asia Strategy Limited, a Marshall Islands corporation, (“FASL”) which is the sole shareholder of Vagas.  Pursuant to the terms of the Exchange Agreement the Company agreed to issue a total of 18,000,000 shares of its restricted common stock to FASL in exchange for the transfer by FASL of all of the issued and outstanding common stock of Vagas to the Company, thereby making Vagas a wholly-owned subsidiary of the Company.  Vagas is a holding company that owns interests in three separate Hong Kong corporations which focus on the ownership and operation of real estate in Hong Kong.

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended December 31, 2010 as compared to the fiscal period ended December 31, 2009.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  All figures herein are stated in Canadian dollars

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

Revenues.  During the fiscal period ended December 31, 2010, the Company had operating revenues of CAD $5,426, as compared to revenues of CAD $30,285 for the fiscal period ended December 31, 2009, a decrease of CAD$24,859, or approximately 82.1%. The decrease in revenue is attributable to the fact that the Company is re-structuring its business. During the quarter ended December 31, 2010, the Company only accepted cash orders from walk-in customers.  In an effort to increase the Company’s revenues in the next twelve months, the Board of the Company is actively seeking for new business opportunities.. As noted above, on February 17, 2011, the Company entered into an agreement for share exchange for the acquisition of a holding company that owns interests in three separate Hong Kong corporations which focus on the ownership and operation of real estate in Hong Kong.

Costs of Revenue.  The cost of revenue for the fiscal period ended December 31, 2010 was CAD $2,547, as compared to CAD $13,931 for the fiscal period ended December 31, 2009, a decrease of CAD $11,384, or approximately 81.7%. The gross profit margin of the Company remained relatively constant at 53-54%. Hence, the decrease is in line with the decline in revenue.

Operating Expenses.  Operating expenses for the quarter ended December 31, 2010 were CAD $78,769.  Of this, CAD $548 was allocated to Selling and Distribution, CAD $78,221 was allocated to General and Administrative Expenses.  Operating expenses for the quarter ended December 31, 2009 were CAD $100,965.  Of this, CAD $19,211 was allocated to Selling and Distribution, CAD $81,754 was allocated to General and Administrative Expenses. The decrease in Selling and Distribution expenses experienced by the Company from December 31, 2009 to December 31, 2010 is due to the fact that minimal selling expenses were required for walk-in cash sales.  General and Administrative expenses only decreased slightly as most fixed costs cannot be reduced in the short term despite the drop in the Company’s sales.

Net (Loss)/Gain.  The Company had a net loss for the quarter ended December 31, 2010 of CAD $75,878, as compared to a net loss of CAD $84,502 for the quarter ended December 31, 2009.  The net loss experienced by the Company was attributable to the fact that the Company generated less revenue during the three months ended December 31, 2010, a compared to the three months ended December 31, 2009.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.  As disclosed under results of operations, the Company experienced a significant reduction in revenue in the 3 months ended December 31, 2010 as compared to the same period in 2009.  As noted above, in an effort to increase the Company’s revenues in the next twelve months, the Board of the Company is actively seeking for new business opportunities.  On February 17, 2011, the Company entered into an agreement for share exchange for the acquisition of a holding company that owns interests in three separate Hong Kong corporations which focus on the ownership and operation of real estate in Hong Kong.

As of December 31, 2010, our balance sheet reflects that we have cash and cash equivalents of CAD $334,597, total current assets of CAD $, total assets of CAD $1,738,280, total liabilities of CAD $, and total stockholders’ equity of CAD $1,494,060.  The net cash used by operating activities for the fiscal period ended December 31, 2010 was CAD $64,701.  The net cash used in investing activities for the fiscal period ended December 31, 2010 was Nil.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(REMOVED AND RESERVED)

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

MELO BIOTECHNOLOGY HOLDINGS, INC.

By:

Fung Ming, Chief Executive Officer, Chief Financial Officer

Date:   February 22, 2011