Form 10-Q
period 2011-03-31
FIRST ASIA HOLDINGS Ltd
filed 2011-05-20
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-30801

FIRST ASIA HOLDINGS LIMITED

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

As of May 20, 2011 the Issuer had 58,807,634shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of First Asia Holdings Limited a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal year ended September 30, 2010.

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2011

First Asia Holdings Limited

Condensed Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of March 31, 2011 and September 30, 2010

	March 31	September 30
	2011	2010
	(unaudited)	(audited)
ASSETS
Real Estate Investment
Land and leasehold interests	2,821,500	-
Building and improvement	10,257,814	-
Furniture and equipment	22,360	96,802

Less: Accumulated depreciation	(22,172)	(82,687)
	13,079,502	14,115

Goodwill	10,080,619	-

Current assets
Cash and cash equivalent	65,943	399,298
Accounts and other receivables	2,028,145	2,147
Deposit, prepayment and other receivable	21,612	1,410,323
Loan receivables	692,373	-
Total current assets

TOTAL ASSETS	25,968,194	1,825,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Mortgage payable	9,360,000	-
Accounts payables and accrued liabilities	214,667	14,945
Due to shareholder	3,182,675	-
Income taxes payable	0	241,000
Total current liabilities

TOTAL LIABILITIES	12,757,342	255,945

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;	17,982,239	6,095,318
Issued and outstanding 53,091,650 at March 31, 2011
(23,364,134 at September 30, 2010)

Deficits	(4,785,219)	(4,525,380)

Total stockholders’ equity – First Asia Holdings Limited	13,197,020	1,569,938

Non-controlling interest	13,832	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	25,968,194	1,825,883

See Notes to Financial Statements

First Asia Holdings Limited

Condensed Consolidated Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended March 31, 2011

And For the Three Months Ended March 31, 2010

	6 months ended March 31		3 months ended March 31
	2011	2010	2011	2010

REVENUE	$59,002	50,649	53,576	20,364

COST OF SALES	(4,683)	(23,706)	(2,136)	(9,775)

GROSS PROFIT	54,319	26,943	51,440	10,589

OPERATING EXPENSES
Selling and distribution	4,150	32,509	3,602	13,298
General and administrative	252,210	141,435	173,989	59,681

LOSS FROM OPERATIONS	(202,041)	(147,001)	(126,151)	(62,390)

Other income	1,559	371	1,547	262
Loss on disposal of subsidiaries	(72,840)	-	(72,840)	-
	(273,322)	(146,630)	(197,444)	(62,128)

PROVISION FOR TAXATION	-	-	-	-

NET LOSS	$(273,322)	(146,630)	(197,444)	(62,128)

Attributable to non-controlling	13,483	-	13,483	-
interest

Total comprehensive loss	(259,839)	(146,630)	(183,961)	(62,128)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.005)	(0.003)	(0.003)	(0.001)

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	53,091,650	53,091,650	53,091,650	53,091,650

See Notes to Financial Statements

First Asia Holdings Limited

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended March 31, 2011

And For the Three Months Ended March 31, 2010

	3 months ended	3 months ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)
Cash flows from operating activities
Loss for the period	(197,444)	(62,128)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	-	4,769
Net changes by way of purchases and disposal
Of subsidiaries	(71,210)
Cash effect of changes in:
Accounts receivable	-	828
Deposit, prepayment and other receivable	-	(61,282)
Accounts payables and accrued liabilities	-	(3,444)

Net cash (outflow)/inflows from operating activities	(268,654)	(121,257)

Net (decrease)/increase in cash and cash equivalents	(268,654)	(121,257)

Cash and cash equivalents - beginning of period	334,597	537,716

Cash and cash equivalents - end of period	65,943	416,459

See Notes to Financial Statements

First Asia Holdings Limited

Notes to the Interim Consolidated Financial Statements

March 31, 2011 (unaudited)

1.  BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of First Asia Holdings Limited (the "Company") are unaudited and have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP") for interim financial statements. Accordingly, they do not include certain disclosures normally included in annual financial statements prepared in accordance with such principles.

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

For quarter ended and as of March 31, 2011, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

1.

Vagas Lane Limited

2.

First Asia Finance Limited

3.

First Asia Estate Limited

4.

Hung Lee Development Limited

5.

Paris Sky Limited

6.

Galaxy Garment Limited

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

(b)  Investments in Real Estate – Carrying Value of Assets

Real estate assets are stated at cost less accumulated depreciation. All costs related to planning, development and construction of buildings prior to the date they become operational, including interest and real estate taxes during the construction period, are capitalized for financial reporting purposes and recorded as “Property under development” until construction has been completed.

Subsequent to completion of construction, expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized.

(c)   Investments in Real Estate - Depreciation and Amortization

Depreciation expense is computed using a straight-line method and estimated useful lives for buildings and improvements of 50 years and equipment and fixtures of 5 years.

(d)

Purchase Accounting for Acquisitions of Real Estate

Acquired real estate assets have been accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of income from the respective dates of acquisition. The Company allocates the purchase price to (i) land and buildings based on management’s internally prepared estimates and (ii) identifiable intangible assets or liabilities generally consisting of above-market and below-market in-place leases and in-place leases. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques, including management’s analysis of comparable properties in the existing portfolio, to allocate the purchase price to acquired tangible and intangible assets.

The estimated fair value of above-market and below-market in-place leases for acquired properties is recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.

During the quarter ended March 31, 2011, there were no above market leases and other intangible assets.

The aggregate fair value of other intangible assets consisting of in-place, at market leases, is estimated based on internally developed methods to determine the respective property values and are included in lease intangibles cost in the consolidated balance sheets. Factors considered by management in their analysis include an estimate of costs to execute similar leases and operating costs saved.

The fair value of intangible assets acquired is amortized to depreciation and amortization on the consolidated statements of income over the remaining term of the respective leases.  The weighted average amortization period for the lease intangible costs is 50 years.

(e)  Investment in Real Estate – Impairment evaluation

Management periodically assesses its Real Estate Investments for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations.  Events or circumstances that may occur include significant changes in real estate market conditions and the ability of the Company to re-lease or sell properties that are currently vacant or become vacant.  Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset.  If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds fair value.

(f)

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

(g)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company does not maintain any bank accounts in the United States of America.

(h) Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivables, accounts payable, accrued liabilities, taxes payable and due to stockholder. Management has estimated that the carrying amounts approximate their fair values due to their intended short-term nature.

(i)

Revenue Recognition

Revenues represent the invoiced value of goods sold, recognized upon the delivery of goods to customers, less any sales discounts and allowances.

(j)  Use of Estimates

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

(k)  Income Taxes

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

(l)

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

(m)   New Accounting Pronouncements

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

4.  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited to certain customer to whom the Company makes sales or provide services with credit period of 60 days. The Company regularly monitors the creditworthiness of these customers and believes that it has adequately provided for exposure to potential credit losses.

5.   PLANT AND EQUIPMENT

			March 31	September 30
		Accumulated	2011	2010
	Cost	Depreciation	Net	Net

Leasehold improvement	8,658	144	8,514	6,603

Furniture	10,781	180	10,601	2,426

Office equipment	2,921	49	2,872	5,086

	22,360	373	21,987	14,115

All the office and computer equipment have useful lives of 4 years.

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

7.

COMMON SHARES

During the six months ended March 31, 2011, 29,727,516 common shares were issued.

8.

SUBSEQUENT EVENTS

On April 15, 2011, the Company completed a private placement offering, pursuant to which the Company raised a total of $526,215 through the sale of 1,052,431 shares of restricted common stock of the Company at a purchase price of $.50 per share.

On April 21, 2011, the Company completed a private placement offering, pursuant to which the Company raised a total of $1,101,505 through the sale of 2,203,010 shares of restricted common stock of the Company at a purchase price of $0.50 per share.

On April 29, 2011, the Company completed a private placement offering, pursuant to which the Company raised a total of $727,469 through the sale of 1,454,938 shares of restricted common stock of the Company at a purchase price of $0.50 per share.

On May 16, 2011, the Company completed a private placement offering, pursuant to which the Company raised a total of $502,802 through the sale of 1,005,605 shares of restricted common stock of the Company at a purchase price of $0.50 per share.

All the proceeds from the above five placements are used to repay the mortgage loan.

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

Overview and Recent Developments

First Asia Holdings Limited (fka “Melo Biotechnology Holdings Inc.”) (hereinafter referred to as “We,” “Us,”  “FAHLF” or the “Company”) is a publicly traded company whose shares trade on the OTC market  (the “OTCQB”) under the trading symbol “FAHLF”.   The Company was organized under the laws of Ontario, in March 1993.   The Company is located at Room A, 1/F, 2 Sheung Hei Street, Kowloon Hong Kong.  Currently, the Company’ business operations are exclusively focused on the ownership and leasing of real estate in Hong Kong.  The Company conducts its business operations through its wholly owned subsidiary, Vagas Lane Limited, a Marshall Islands corporation (“Vagas”), and various subsidiaries that are owned by Vagas.

As discussed in detail below, during the fiscal period ended March 31, 2011, the Company shifted its business operations from the sales of health products in Hong Kong to the ownership and leasing of real estate in Hong Kong.  On February 23, 2011, the Company acquired all of the capital stock in Vagas.  Through Vagas, the Company conducts its real estate operations.  Subsequent to the Company’s acquisition of Vagas, on March 31, 2011, the Company sold all of the capital stock of the Company’s wholly owned subsidiary, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation through which the Company conducted its health products sales business.  With the sale of Melo Limited the Company ceased its business operations relating to the sale of health products.

The Chart below depicts the corporate structure of the Company as of the date of this 10-Q.  Except for First Asia Estate which is a 60% subsidiary, the Company, through Vagas, effectively owns 100% of the capital stock of all subsidiaries.

During the period ended March 31, 2011, as disclosed on a Forms 8-K filed with the Securities and Exchange Commission, the following events occurred with respect to the Company’s business operations:

On February 17, 2011, the Company entered into an Agreement for Share Exchange (the “Exchange Agreement”) with Vagas, and First Asia Strategy Limited, a Marshall Islands corporation, (“FASL”) which is the sole shareholder of Vagas; the transaction closed on February 23, 2011.  Pursuant to the terms of the Exchange Agreement, the Company issued a total of 18,000,000 shares of its restricted common stock to FASL in exchange for the transfer by FASL of all of the issued and outstanding common stock of Vagas to the Company, thereby making Vagas a wholly-owned subsidiary of the Company.  As a result of the closing of the Exchange Agreement the Company now carries on the business operations of Vagas.

Prior to the closing of the Exchange Agreement, Vagas entered into an agreement with the shareholders of Galaxy Garment Limited (“Galaxy”), a Hong Kong corporation pursuant to which Vagas agreed to purchase all of the issued and outstanding capital stock of Galaxy for a total of HK $140,000,000.  Galaxy’s primary asset is a block consisting of a 19-story industrial/commercial building located in Hong Kong valued at a price of $140,000,000.  Pursuant to the terms of the purchase agreement, on February 24, 2011, the Board of Directors of the Company authorized the issuance of a total of 10,283,000 shares of restricted common stock (the “Shares”), valued at a price of US$0.50 per share, to two separate entities as partial consideration for the acquisition of the outstanding capital stock of Galaxy.  A total of 7,712,000 shares of restricted common stock were issued to Sunford Limited, a Marshall Islands corporation, and a total of 2,571,000 shares of restricted common stock were issued to Golden Tree Limited, a Marshall Islands corporation. On February 28, 2011, Vagas completed the acquisition of the outstanding share capital of Galaxy. On February 28, 2011, Vagas delivered an additional cash payment of HK$10,012,741.10 (approximately US $1,285,825) to the shareholders of Galaxy and assumed the outstanding balance of HK$75,987,258.9 (approximately US $9,758,430) on the mortgage loan encumbering the property owned by Galaxy.

On March 31, 2011, the Company entered into a Stock Purchase Agreement with a third party pursuant to which the Company agreed to sell all of the capital stock of the Company’s wholly-owned subsidiary, Melo Biotechnology Limited (“Melo Limited”), a British Virgin Islands corporation, to the buyer for a purchase price of $200,000, plus the assumption by the buyer of all liabilities of Melo Limited and Melo International; all other receivables of Melo Limited as of March 31, 2011 are assigned to the Company.  The parties closed the Stock Purchase Transaction on March 31, 2011.  At closing of the Stock Purchase Transaction the Company sold all of the outstanding capital stock of Melo to the buyer. As a result of the closing of the Stock Purchase Transaction, the Company, ceased its business operations relating to the sales of health products in Hong Kong through Melo Limited.

As of the date of this 10-Q, the Company’s business operations are focused on the ownership and leasing of real estate in Hong Kong through Vagas.

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six moths ended March 31, 2011. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

All figures stated herein are in Canadian dollars.

Results of Operations for the Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010.

Revenues.  During the three months ended March 31, 2011, the Company had operating revenues of CAD53,576, as compared to revenues of CAD$20,364 for the three months ended March 31, 2010, an increase of CAD $33,212, or approximately 163%. The increase in revenue is primarily attributable to the  revenue from First Asia Finance.

Costs of Revenue.  The cost of revenue for the three months ended March 31, 2011 was CAD$2,136, as compared to CAD$9,775 for the three months ended March 31, 2010, a decrease of CAD $7,639.

Operating Expenses.  Operating expenses for the three months ended March 31, 2011 were CAD$177,591. Of this, CAD$3,602 was allocated to Selling and Distribution, CAD$177,591 was allocated to General and Administrative Expenses.  Operating expenses for the three months ended March 31, 2010 were CAD$72,979. Of this, CAD$13,298 was allocated to Selling and Distribution, CAD$59,681 was allocated to General and Administrative Expenses. The increase in operating expenses was primarily attributable to the expenses experienced by the Company as a result of the shift of its business operations.

Net Gain/Loss.   The Company had a net loss for the three months ended March 31, 2011 of CAD $197,444, as compared to a net loss of CAD $62,128 for the three months ended March 31, 2011.  The net loss experienced by the Company was attributable to the fact that the Company experienced a loss on the disposal of its subsidiaries.

Results of Operations for the Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010.

Revenues.  During the six months ended March 31, 2011, the Company had operating revenues of CAD$59,002, as compared to revenues of CAD$50,649 for the six months ended March 31, 2010, an increase of CAD $8,353.  The increase in revenue is primarily attributable to the revenue from First Asia Finance Limited.

Costs of Revenue.  The cost of revenue for the six months ended March 31, 2011 was CAD$4,683, as compared to CAD$23,706 for the six months ended March 31, 2010, a decrease of CAD $19,023.  The change was attributable to decrease in sales of health prodicts.

Operating Expenses.  Operating expenses for the six months ended March 31, 2011 were CAD$256,360. Of this, CAD$4,150 was allocated to Selling and Distribution, CAD$252,210 was allocated to General and Administrative Expenses.  Operating expenses for the six months ended March 31, 2010 were CAD$173,944. Of this, CAD$32,509 was allocated to Selling and Distribution, CAD$141,435 was allocated to General and Administrative Expenses. The increase in operating expenses was primarily attributable to the expenses experienced by the Company as a result of the shift of its business operations.

Net Gain/Loss.   The Company had a net loss for the six months ended March 31, 2011 of CAD $273,322, as compared to a net loss of CAD $146,630 for the six months ended March 31, 2011.  The net loss experienced by the Company was attributable to the fact that the Company experienced a loss on the disposal of its subsidiaries.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of March 31, 2011, our unaudited balance sheet reflects that we have cash and cash equivalents of CAD $931,693, total current assets of CAD $2,090,927, total assets of CAD $7,049,146, total liabilities of CAD $249,436, and total stockholders’ equity of CAD $6,799,710.  The net cash outflow from operating activities for the quarter ended March 31, 2009 was CAD$505,521.  No cash was used in investing activities for the quarter ended March 31, 2009.

On March 22, 2011, the Company completed a private placement offering, pursuant to which the Company raised a total of $722,258 through the sale of 1,444,516 shares of restricted common stock of the Company at a purchase price of $.50 per share.  Subsequent to the period ended March 31, 2011, the Company raised a total of $2,857,991 through the sale of a total of 1,428,996 shares of restricted common stock of the Company in four separate private placement offerings. For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.  All the proceeds from the above five private placement offerings are used to repay the mortgage loan encumbering real estate owned by the Company’s subsidiary, Galaxy.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As disclosed on a Form 8-K filed by the Company, on March 22, 2011, the Company completed a private placement offering, pursuant to which the Company raised a total of $722,258 through the sale of 1,444,516 shares of restricted common stock of the Company at a purchase price of $.50 per share. For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

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

FIRST ASIA HOLDINGS LIMITED

By:  /S/ Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Executive Officer

Date:   May 20, 2011

By:  /S/ Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Financial Officer

Date:   May 20, 2011