Form 10-Q
period 2011-06-30
FIRST ASIA HOLDINGS Ltd
filed 2011-08-19
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-30801

FIRST ASIA HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

14/F, 6 Knutsford Terrace Tsim Sha Tsui Kowloon, Hong Kong
(Address of principal executive offices)
(852) 2581 0708
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ) [ ] Yes [  ] No.

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

As of August 19, 2011 the Issuer had 58,807,634 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of First Asia Holdings Limited (the "Company"), a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal year ended September 30, 2010.

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2011

FIRST ASIA HOLDINGS LIMITED

Condensed Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of June 30, 2011 and September 30, 2010

	June 30	September 30
	2011	2010
	(unaudited)	(audited)
ASSETS
Real Estate Investment
Land and leasehold interests	2,821,500	-
Building and improvement	10,257,814	-
Furniture and equipment	121,089	96,802

Less: Accumulated depreciation and amortization	(49,436)	(82,687)
	13,150,967	14,115

Goodwill	10,080,619	-

Current assets
Cash and cash equivalent	244,487	399,298
Accounts and other receivables	2,012,023	2,147
Deposit and prepayment	25,767	1,410,323
Loan receivables	1,786,225	-
Total current assets

TOTAL ASSETS	27,300,088	1,825,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Mortgage payable	7,145,059	-
Accounts payables and accrued liabilities	245,850	14,945
Due to shareholder	3,906,627	-
Income taxes payable	-	241,000
Total current liabilities

TOTAL LIABILITIES	11,297,536	255,945

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;	20,824,272	6,095,318
Issued and outstanding 59,032,584 at June 30, 2011
(23,364,134 at September 30, 2010)

Deficits	(4,835,143)	(4,525,380)

Total stockholders’ equity – First Asia Holdings Limited	15,989,129	1,569,938

Non-controlling interest	13,423	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	27,300,088	1,825,883

See Notes to Financial Statements

FIRST ASIA HOLDINGS LIMITED

Condensed Consolidated Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended June 30, 2011

And for the Three Months Ended June 30, 2010

	9 months ended June 30		3 months ended June 30
	2011	2010	2011	2010

REVENUE	$194,504	60,899	135,502	10,250

COST OF SALES	(4,683)	(28,671)	-	(4,965)

GROSS PROFIT	189,821	32,228	135,502	5,285

OPERATING EXPENSES
Selling and distribution	5,359	37,221	1,209	4,712
General and administrative	439,686	201,238	187,476	59,803

LOSS FROM OPERATIONS	(255,224)	(206,231)	(53,183)	(59,230)

Other income	4,409	485	2,850	114
Loss on disposal of subsidiaries	(72,840)	-	-	-
	(68,431)	485	2,850	114

NET LOSS	$(323,655)	(205,746)	(50,333)	(59,116)

Attributable to non-controlling	13,892	-	409	-
interest

	(309,763)	(205,746)	(49,924)	(59,116)

NET LOSS PER SHARE
- BASIC AND DILUTED	$(0.005)	(0.003)	(0.0008)	(0.001)

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	59,032,584	59,032,584	59,032,584	59,032,584

See Notes to Financial Statements

FIRST ASIA HOLDINGS LIMITED

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended June 30, 2011

And For the Three Months Ended June 30, 2010

	3 months ended	3 months ended
	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)
Cash flows from operating activities
Loss for the period	(50,333)	(59,116)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	27,264	6,490
Cash effect of changes in:
Accounts receivable and other receivable	16,122	841
Deposit and prepayment	(4,155)	20,626
Loan receivable	(1,093,852)	-
Accounts payables and accrued liabilities	31,183	(514)
	0
Net cash outflow from operating activities	(1,073,771)	(31,673)

Investing activities
Purchase of fixed assets	(98,729)	(6,900)
Net cash outflow from investing activities	(98,729)	(6,900)

Financing activities
Issue od shares	2,842,033	-
Advance from shareholders	723,952	-
Repayment of mortgage loan	(2,214,941)	-
Net cash inflows from financing activities	1,351,044	-

Net (decrease)/increase in cash and cash equivalents	178,544	(38,573)

Cash and cash equivalents - beginning of period	65,943	416,459

Cash and cash equivalents - end of period	244,487	377,886

See Notes to Financial Statements

First Asia Holdings Limited

Notes to the Interim Consolidated Financial Statements

June 30, 2011 (unaudited)

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

For quarter ended and as of June 30, 2011, the unaudited consolidated financial statements include the accounts of the Company and the following subsidiaries:

A) Wholly-owned subsidiaries

1.

Vagas Lane Limited

2.

First Asia Finance Limited

3.

Hung Lee Development Limited

4.

Paris Sky Limited

5.

Galaxy Garment Limited

B) Non-wholly-owned subsidiary

1.

First Asia Estate Limited (60% owned)

All significant inter-company balances and transactions have been eliminate

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

(c)   Investments in Real Estate - Depreciation and Amortization

Depreciation expense is computed using a straight-line method and estimated useful lives for buildings and improvements of 50 years and equipment and fixtures of 4 years.

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

During the quarter ended June 30, 2011, there were no above or below market leases and other intangible assets.

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

(e) Goodwill impairment test

Management tests goodwill for impairment on an annual basis or more often if events or circumstances indicate there may be impairment.Goodwill impairment testing is performed at the segment (or “ reporting unit”) level.

(f)  Investment in Real Estate – Impairment evaluation

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

(g)

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

(h)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company does not maintain any bank accounts in the United States of America.

(i) Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivables, accounts payable, accrued liabilities, taxes payable and due to stockholder. Management has estimated that the carrying amounts approximate their fair values due to their intended short-term nature.

(j)

 Revenue Recognition

1) Sales revenue is recognized upon the delivery of goods to customers, less any sales discounts and allowances.

2) Interest income on loans is recognised using the effective interest metthod.

3) Service income is recognised when the services are rendered.

(k)  Use of Estimates

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

(l)  Income Taxes

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

(m) Related Parties

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

(n)   New Accounting Pronouncements

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

5.   PLANT AND EQUIPMENT

			June 30	September 30
		Accumulated	2011	2010
	Cost	Depreciation	Net	Net

Leasehold improvement	86,078	4,447	81,631	6,603

Office equipment	18,361	1,195	17,166	2,426

Computer equipment	16,650	196	16,454	5,086

	121,089	5,838	115,251	14,115

All the office and computer equipment have useful lives of 4 years.

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

7.

COMMON SHARES

During the three months ended June 30, 2011, 5,940,934 common shares were issued.

8.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were issued and determined that there were no subsequent events or transactions that require recognition or disclosure in the financial statements.

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

Overview and Recent Developments

First Asia Holdings Limited (fka “Melo Biotechnology Holdings Inc.”) (hereinafter referred to as “We,” “Us,”  “FAHLF” or the “Company”) is a publicly traded company whose shares trade on the OTC market  (the “OTCQB”) under the trading symbol “FAHLF”.   The Company was organized under the laws of Ontario, in March 1993.   The Company is located at 14/F, 6 Knutsford Terrace, Tsim Sha Tsui, Kowloon, Hong Kong.  Currently, the Company’ business operations are exclusively focused on the ownership and leasing of real estate in Hong Kong.  The Company conducts its business operations through its wholly owned subsidiary, Vagas Lane Limited, a Marshall Islands corporation (“Vagas”), and various subsidiaries and associated company that are owned by Vagas.

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine moths ended June 30, 2011. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

All figures stated herein are in Canadian dollars.

Results of Operations for the Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.

Revenues.  During the three months ended June 30, 2011, the Company had operating revenues of CAD$135,502, as compared to revenues of CAD$10,250 for the three months ended June 30, 2010.  The revenue for the three months ended June 30, 2010 was from the business of health products trading while that for the three months ended June 30, 2011 was from the new businesses of money-lending and design services. After the sale of the health product trading business in late March 2011, during the three months ended June 30, 2011, the Company derived revenue of CAD$52,100 and CAD$83,402 from the money-lending business and design business respectively.

Costs of Revenue.  The cost of revenue for the three months ended June 30, 2011 was nil, as compared to CAD$4,965 for the three months ended June 30, 2010. The cost of revenue for the three months ended June 30, 2010 was from the business of health products trading. After the sale of the health product trading business in late March 2011, there was no direct cost attributable to the money lending business and the design business.

OperatingExpenses. Operating expenses for the three months ended June 30, 2011 were CAD$188,685.  Of this, CAD$1,209 was allocated to Selling and Distribution, CAD$187,476 was allocated to General and Administrative expenses.  Operating expenses for the three months ended June 30, 2010 were CAD$64,515.  Of this, CAD$4,712 was allocated to Selling and Distribution, CAD$59,803 was allocated to General and Administrative Expenses. The operating expenses for the three months ended June 30, 2010 was attributable to the business of health products trading while that for the three months ended June 30, 2011 was attributable to the new businesses of money-lending and design services.

Net Loss.  The Company had a net loss for the three months ended June 30, 2011 of CAD$50,333, as compared to a larger net loss of CAD$59,116 for the three months ended June 30, 2010, a decrease of $36,047.

Results of Operations for the Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010.

Revenues.  During the nine months ended June 30, 2011, the Company had operating revenues of CAD$194,504, as compared to revenues of CAD$60,899 for the nine months ended June 30, 2010.  The improvement is mainly due to the sale of the health product trading business while new businesses of money-lending and provision of design service are acquired with much promising prospect.

Costs of Revenue.  The cost of revenue for the nine months ended June 30, 2011 was CAD$4,683, as compared to CAD$28,671 for the nine months ended June 30, 2010. The decrease is mainly due to no cost being directly attributable to new businesses of money-lending and provision of design service.

Operating Expenses.  Operating expenses for the nine months ended June 30, 2011 were CAD$445,045.  Of this, CAD$5,359 was allocated to Selling and Distribution, and CAD$439,686 was allocated to General and Administrative Expenses.  Operating expenses for the nine months ended June 30, 2010 were CAD $238,459.  Of this, CAD$37,221 was allocated to Selling and Distribution, and CAD$201,238 was allocated to General and Administrative Expenses.

Net Loss.  The Company had a net loss for the nine months ended June 30, 2011 of CAD$323,655, as compared to a smaller net loss of CAD$205,746 for the nine months ended June 30, 2010, an increase of $90,645.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of June 30, 2011, our unaudited balance sheet reflects that we have cash and cash equivalents of CAD $224,487, total current assets of CAD $4,068,502, total assets of CAD $27,300,088, total liabilities of CAD $11,297,945, and total stockholders’ equity of CAD $15,988,720.  The net cash outflow from operating activities for the quarter ended June 30, 2011 was CAD$1,073,771.  No cash was used in investing activities for the quarter ended June 30, 2011.

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

On June 3, 2011, the Company completed a private placement offering, pursuant to which the Company raised a total of $112,475 through the sale of 224,950 shares of restricted common stock of the Company at a purchase price of $0.50 per share.

For the all of the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.  All the proceeds from the above private placement offerings are used to repay the mortgage loan encumbering real estate owned by the Company’s subsidiary, Galaxy.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On June 3, 2011, the Company completed a private placement offering, pursuant to which the Company raised a total of $112,475 through the sale of 224,950 shares of restricted common stock of the Company at a purchase price of $0.50 per share.

For all of the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

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

FIRST ASIA HOLDINGS LIMITED

By:  Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Executive Officer

Date:   August 19, 2011

By:  Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Financial Officer

Date:   August 19, 2011