Form 10-K
period 2011-09-30
FIRST ASIA HOLDINGS Ltd
filed 2012-01-13
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ X ] No.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter: CAD $17,333,734

As of January 1, 2012, the Company had 59,032,584 shares issued and outstanding.

PART I

(a)

Business Development

First Asia Holdings Limited, (hereinafter referred to as “We,” “Us,”  “First Asia,” the “Company”, or the “Registrant”) is a publicly traded company whose shares trade on the OTCQB market (the “OTCQB”) under the trading symbol “FAHLF”.   The Company was organized under the laws of Ontario, in March 1993.   Currently, the Company, through its subsidiaries, is carrying on regulated money lending business and construction business in Hong Kong. The Group also owns a 19-storey industrial/commercial building in Hong Kong. The building is leased out for rental income. The Company is located at 14/F, 6 Knutsford Terrace, Tsim Sha Tsui, Kowloon, Hong Kong.

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

As disclosed on Form 8-K filed with the SEC on December 10, 2008, on December 4, 2008, the Company entered into and closed an Agreement for Share Exchange (the “Melo Exchange Agreement”) with Melo Limited, Melo International and the shareholders of the Melo International.  Pursuant to the terms of the Melo Exchange Agreement the Company issued a total of 22,127,000 shares of its restricted common stock to the shareholders of the Melo International in exchange for the transfer by them of all of the issued and outstanding common stock of Melo International to the Company’s wholly-owned subsidiary, Melo Limited, thereby making Melo International a wholly-owned subsidiary of the Company (the “Melo Share Exchange”). Melo International engages in the trading of health products. Through the closing of the Share Exchange, the Company succeeded to the business of Melo International.  The Company carried on the business of Melo International in addition to its other business operations. Due to the change in market environment and the unexpected departures of certain major distributors, the business of trading of health products deteriorated a lot in 2009. In 2010, the Group only maintained minimal trading activities.

On February 2, 2011, a special shareholders’ meeting was held and the resolution for changing the company name to “First Asia Holdings Limited” was passed.

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on February 18, 2011, on February 17, 2011, the Company entered into an Agreement for Share Exchange (the “Vagas Exchange Agreement”) with Vagas Lane Limited, a Marshall Islands corporation (“Vagas”), and First Asia Strategy Limited, a Marshall Islands corporation, (“FASL”) which is the sole shareholder of Vagas.  Pursuant to the terms of the Vagas Exchange Agreement, the Company agreed to issue a total of 18,000,000 shares of its restricted common stock to FASL in exchange for the transfer by FASL of all of the issued and outstanding common stock of Vagas to the Company, thereby making Vagas a wholly-owned subsidiary of the Company (the “Vagas Share Exchange ”).  The parties closed the Share Exchange on February 23, 2011.Prior to completion of the Vagas Share Exchange, the Company had 23,364,134 shares of common stock issued and outstanding.  Immediately following completion of the Vagas Share Exchange, the Company had a total of approximately 41,364,134 shares of its common stock issued and outstanding.

Prior to the closing of the Vagas Share Exchange, Vagas entered into an agreement with the shareholders of Galaxy Garment Limited (“Galaxy”), a Hong Kong corporation pursuant to which Vagas agreed to purchase all of the issued and outstanding capital stock of Galaxy for a total of HK $140,000,000.  Galaxy’s primary asset is a block consisting of a 19-story industrial/commercial building located in Hong Kong valued at a price of $140,000,000.  Pursuant to the terms of the purchase agreement, on February 24, 2011, the Board of Directors of the Company authorized the issuance of a total of 10,283,000 shares of restricted common stock, valued at a price of US$0.50 per share,  to two separate entities as partial consideration for the acquisition of the outstanding capital stock of Galaxy.  A total of 7,712,000 shares of restricted common stock were issued to Sunford Limited, a Marshall Islands corporation, and a total of 2,571,000 shares of restricted common stock were issued to Golden Tree Limited, a Marshall Islands corporation. Following the issuance of the Shares the Company has a total of 51,647,134 shares of common stock issued and outstanding. On February 28, 2011, Vagas completed the acquisition of the outstanding share capital of Galaxy. On February 28, 2011, Vagas delivered an additional cash payment of HK$10,012,741.10 (approximately US$1,285,825) to the shareholders of Galaxy and assumed the outstanding balance of HK$75,987,258.9 (approximately US $9,758,430) on the mortgage loan encumbering the property owned by Galaxy.

On March 22, 2011, the Company completed a private placement offering, pursuant to which the Company raised a total of $722,258 through the sale of 1,444,516 shares of restricted common stock of the Company at a purchase price of $.50 per share.

On March 31, 2011, the Company entered into a Stock Purchase Agreement with a third party pursuant to which the Company agreed to sell all of the capital stock of the Company’s wholly-owned subsidiary, Melo Limited, to the buyer for a purchase price of $200,000, plus the assumption by the buyer of all liabilities of Melo Limited and Melo International; all other receivables of Melo Limited as of March 31, 2011 shall be assigned to the Company.  The parties closed the Stock Purchase Transaction on March 31, 2011.  At closing of the Stock Purchase Transaction the Company sold all of the outstanding capital stock of Melo to the buyer. As a result of the closing of the Stock Purchase Transaction, the Company, is no longer engaged in the sales of health products in Hong Kong through Melo Limited.

The Chart below depicts the corporate structure of the Company as of the date of this 10-K.  Except for First Asia Estate Limited which is a 60% subsidiary, the Company effectively owns 100% of the capital stock of all subsidiaries.

(b)

Business of the Company

Overview

The principal activity of the Company is investment holding. Principal activities of the subsidiaries are as follows:

	Place of	Percentage
Name of subsidiary	incorporation	Holding	Principal activity

First Asia Finance Ltd.	Hong Kong	100%	Regulated money lending business
			in Hong Kong

First Asia Estate Ltd.	Hong Kong	60%	Regulated real estate agency business Hong Kong

Hung Lee Development Ltd.	Hong Kong	100%	Construction business

Galaxy Garment Ltd.	Hong Kong	100%	Property investment

Vagas Lane Ltd.	Marshall Islands	100%	Intermediate holding company

Paris Sky Ltd.	Marshall Islands	100%	Intermediate holding company

c) Business description

During the period from October 2010 to February 2011, the Company still has minimal business in trading of health products. Since March 2011, the principal activities of the Company are the following:

1) Regulated money lending business in Hong Kong

Our regulated money lending business in Hong Kong is carried on by our wholly-owned subsidiary, First Asia Finance Limited (“FAF”). FAF has obtained the Money Lenders Licence for carrying on money lending business in Hong Kong.  We have to renew our licence with Hong Kong Government every year. We are in a competitive market with growing demand for short term funding. Our business has benefited from the fact that commercial banks have implemented relatively stringent credit policies to small and medium sized enterprises and private individuals.  Companies and individuals who fail to obtain funding from banks have turned to us for short term funding to meet their immediate needs.

FAF’s main target customers are those who are unable to obtain bank loans for a number of reasons e.g. lack of verifiable income proof. Our lending policy is relatively less stringent than banks but is nonetheless effective in minimizing our credit risk. For example, we will carefully consider the granting of loans to such individuals by taking into account their existing assets as collateral to the loan and our ability to impose charges on those assets.  Potential borrowers are interviewed and we will investigate into their credit history, income source, and overall ability to repay loan.  FAF grants collateral-backed loans in respect of assets that can be easily identified, accurately valued and legally charged.  In most cases, we accept real estate (including buildings and land use rights) as collateral from small and medium sized enterprises and private individuals.  We target at low to medium risk borrowers and interest rates will be charged up to the statutory cap of 60% per annum depending on the risk profile of a particular borrower.

We recognize the importance of internal control and risk management for the efficient running of our money lending operations.  To minimize risks, we conduct credit checks on borrowers through searches of credit reports, litigation searches to check whether the potential borrower is subject to enforcement proceedings.  In order to further manage our risks, we also engage independent professional appraisers for valuation where necessary and keep our loan-to-value ratio at approximately 40-60%.  For corporate borrowers, we will also inspect the borrower’s audited financial statements for the previous financial years and monthly financial statements, and its most recent tax returns.

While commercial banks in Hong Kong usually have lengthy and complicated approval processes which can take more than one month for loan applications, many small to medium sized enterprises and individuals with debt-free assets are unable to obtain a short term loan to meet their immediate liquidity needs.  Therefore, strong demand exists for our business.  In most cases, with all our lending criteria satisfied, we are able to approve and grant short term loans within one to three days,

2) Construction business

Our wholly-owned subsidiary Hung Lee Development Limited (“HLD”) is primarily responsible for providing building design, construction and renovation services as well as construction related consultancy services to our customers. HLD has been the contractor of several luxury housing development projects in the rural area of Hong Kong.

HLD has contracted a team of architects and interior and exterior designers who have extensive experience in the building and construction industry.  Our marketing and sales team maintains active communication with clients to market our quality services.  We also evaluate and assess the specific requirements of our clients to enhance client satisfaction and secure customer loyalty.

HLD also has an established network of sub-contractors whom we engage to provide building related services.  We maintain strong relationship with our sub-contractors and material suppliers so as to ensure timely delivery of products and services to our clients.  At the same time, we also receive referrals from contractors for remodeling and new construction projects.

3) Leasing Out of First Asia Tower

One of the major assets of our Group is the First Asia Tower (“FAT”), located at No. 8, Fui Yiu Kok Street, Tsuen Wan, New Territories, Hong Kong.  The subject property is a 19-story building and is situated at the southeastern side of Fui Yiu Kok Street in the south-eastern part of Tsuen Wan District, Hong Kong. Developments in the vicinity comprise newly built high-rise residential towers.  Tsuen Wan District is undergoing gradual transition with aged industrial buildings being redeveloped into high-rise residential apartments or modern industrial and commercial office buildings. This greatly increases the potential of appreciation of value of FAT. The building has been leased out to a third party since August 2011 with a monthly rent of US$57,500.

4) Regulated real estate agency business

Our regulated real estate agency business in Hong Kong is carried on by our 60%-owned subsidiary, First Asia Estate Limited (“FAE”). FAE has obtained the Real Estate Agency License for carrying on real estate agency business in Hong Kong.  We have to renew our license with Hong Kong Government every year. Currently, the focus of our Group is not in this field. During the current year, this segment has minimal business only.

Competition

Hong Kong is well-developed financial centre in Asia. The competition in all of our 4 main streams of businesses is considered to be keen. However, with our experienced management team, we are able to perform satisfactorily and bring reasonable return to our shareholders.

Intellectual Property

The Company does not own any trademarks or patents on any of the service that is rendered or methods that it utilizes in such rendering of services.

Government Regulations

Both the money lending business and real estate agency business are regulated in Hong Kong. Licences have to be obtained before we can carry on these businesses. The licences are also subject to annual renewal by the Hong Kong Government.

Research and Development

We did not carry out any research and development activities in 2011, and do not have any specific plans for research and development in 2012.

Employees

At present, we have 7 full time employees. We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

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

ITEM 2.

PROPERTIES

Our facilities are located at 14/F, 6 Knutsford Terrace, Tsim Sha Tsui, Kowloon, Hong Kong. The facility is a secure commercial building. Through a commercial lease for use of the premises which has a 2-year term, we currently occupy approximately 1,500 square feet of service and office space.  Our monthly lease fee  is US$3,000 per month.

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

REMOVED AND RESERVED

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.  The Company’s shares trade on the OTCQB market under the symbol “FAHLF”  The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2010	HIGH	LOW
Quarter Ended March 31	$0.02	$0.01
Quarter Ended June 30	$0.0101	$0.01
Quarter Ended September 30	$0.01	$0.01
Quarter Ended December 31	$0.03	$0.01

2011	HIGH	LOW
Quarter Ended March 31	$0.5	$0.01
Quarter Ended June 30	$1.75	$0.5
Quarter Ended September 30	$1.4	$0.2
Quarter Ended December 31	$1.4	$1.4

Holders.  As of September 30, 2011 there were 53,728,179 shares of common stock issued and outstanding and 350 shareholders of record.

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended September 30, 2011 or 2010.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Overview

First Asia Holdings Limited, (hereinafter referred to as “We,” “Us,”  “First Asia,” the “Company”, or the “Registrant”) is a publicly traded company whose shares trade on the OTCQB market (the “OTCQB”) under the trading symbol “FAHLF”.   The Company was organized under the laws of Ontario, in March 1993.   Currently, the Company, through its subsidiaries, is carrying on regulated money lending business and construction business in Hong Kong. The Group also owns a 19-storey industrial/commercial building in Hong Kong. The building is leased out for rental income. The Company is located at 14/F, 6 Knutsford Terrace, Tsim Sha Tsui, Kowloon, Hong Kong.

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended September 30, 2011 as compared to the fiscal year ended September 30, 2010. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.  All figures herein are stated in Canadian dollars.

Fiscal Year Ended September 30, 2011 Compared with Fiscal  Year Ended September 30, 2010

Revenues.  During the fiscal year ended September 30, 2011, the Company had operating revenues of CAD 1,170,726, as compared to revenues of CAD $66,529 for the fiscal year ended September 30, 2010, an increase of $1,104,197, or approximately 1660%.  Revenue increases because in late-February 2011, the Company acquired several operating anf revenue-grnerating subsidiaries which comprised 4 main streams of businesses in Hong Kong: a) regulated money lending business; b) Construction and related business; c) Regulated real estate agency business; and d) regular rental income from leasing out of an investment properties.

Costs of Revenue.  The cost of revenue for the fiscal year ended September 30, 2011 was CAD $247,227, as compared to CAD $31,544 for the fiscal year ended September 30, 2010, an increase of $215,683, or approximately 684%. The increase is generally caused by the direct costs resulted from the introduction of 4 main streams of businesses described above.

Operating Expenses.  Operating expenses for the fiscal year ended September 30, 2011 were CAD $1,011,434.  Of this, CAD $41,281 was allocated to Selling and Distribution, CAD $897,313 was allocated to General and Administrative Expenses and loss on disposal of subsidiary amounted to CAD 72,840.  Operating expenses for the fiscal year ended September 30, 2010 were CAD $289,158.  Of this, CAD $39,233 was allocated to Selling and Distribution, CAD $249,925 was allocated to General and Administrative Expenses.

Net loss.  The Company had a net loss for the fiscal year ended September 30, 2011 of CAD $141,136, as compared to a net loss of CAD $253,712 for the fiscal year ended September 30, 2010

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of September 30, 2011, our audited balance sheet reflects that we have cash and cash equivalents of CAD $522,245, total current assets of CAD $6,224,433, total assets of CAD $29,253,435, total liabilities of CAD $13,081,875, and total stockholders’ equity of CAD $16,157,756  The net cash used by operating activities for the fiscal year ended September 30, 2011 was CAD $1,392,323  The net cash used in investing activities for the fiscal year ended September 30, 2011 was CAD 97,638.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

FIRST ASIA HOLDINGS LIMITED

(formerly Melo Biotechnology Holdings, Inc.)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

INDEX TO FINANCIAL STATEMENTS

JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PEOPLE’S REPUBLIC OF CHINA

Room 20HH08, 20/F., Eu Hua Mansion, Huangmugang, Futian, Shenzhen, China. (Postal code : 518035)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

FIRST ASIA HOLDINGS LIMITED

(FORMERLY MELO BIOTECHNOLOGY HOLDINGS INC.)

(INCORPORATED IN CANADA)

We have audited the accompanying consolidated balance sheets of First Asia Holdings Limited and subsidiaries as of September 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Asia Holdings Limited and its subsidiaries as of September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PRC

Shenzhen, China

January 13, 2012

First Asia Holdings Limited

(formerly Melo Biotechnology Holdings Inc.)

Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of September 30, 2011 and 2010

	September 30	September 30
	2011	2010
ASSETS
Current assets
Cash and cash equivalent	$522,245	$399,298
Accounts receivable	-	2,147
Loans and advances	3,194,582	-
Prepayment, deposits and other receivable	2,507,606	1,410,323
Total current assets	6,224,433	1,811,768
Goodwill	4,200,376
Property, plant and equipment	18,828,626	14,115

TOTAL ASSETS	$29,253,435	$1,825,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Mortgage payable	$7,582,762	$-
Accounts payable and accrued liabilities	328,486	14,945
Accounts payable, related parties	5,124,768	-
Income taxes payable	45,859	241,000

Total current liabilities	13,081,875,

TOTAL LIABILITIES	13,081,875	255,945

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding: 59,032,584 at September 30, 2011 (23,364,134 at September 30, 2010)	20,824,272	6,095,318

Deficit	(4,666,516)	(4,525,380)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	16,157,756	1,569,938

Non-controlling interest	13,804	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,253,435	$1,825,883

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

(formerly Melo Biotechnology Holdings Inc.)

Consolidated Statements of Operations

(Stated in Canadian Dollars)

For the Years Ended September 30, 2011 and 2010

	Years ended September 30
	2011	2010

Revenue	$1,170,726	$66,529

Direct costs	(247,227)	(31,544)

Gross profit	923,499	34,985

Operating expenses
Selling and distribution	41,281	39,233
General and administrative	897,313	249,925
Loss on disposal of subsidiaries	72,840	-
	(1,011,434)	(289,158)

Other operating income	-	-

Operating income (losses)	(87,935)	(254,173)

Interest expenses, net
Other comprehensive income	3,871	461

Income (loss) before taxation	(84,064)	(253,712)

Provision for taxation	(43,867)	-

Net income (loss)	(127,931)	(253,712)

Non-controlling interests	(13,205)	-

Net income (loss) attributable to stockholders of First Asia Holdings Limited	$(141,136)	$(253,712)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.003)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	43,577,479	23,364,134

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

(formerly Melo Biotechnology Holdings Inc.)

Consolidated Statements of Cash Flows

(Stated in Canadian Dollars)

For the Year Ended September 30, 2011 and 2010

	Years ended September 30
	2011	2010

Cash flows from operating activities
Loss for the year	(84,064)	(253,712)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	157,420	12,173
Cash effect of changes in:
Accounts receivable	(38,319)	10,674
Loans and advances	(1,929,169)	-
Prepayment, deposits and other receivable	(21,574)	170,920
Accounts payables and accrued liabilities	238,614	2,176
Net changes by way of purchase/sale of subsidiaries	284,769	-

Net cash outflows from operating activities	(1,392,323)	(57,769)

Cash flows from investing activities
Purchase of equipment	(97,638)	-

Net cash outflows used in investing activities	(97,638)	-

Cash flows from financing activities
Borrowings from related parties	1,259,452	-
Repayment of mortgage loan	(2,488,578)	-
Issue of shares	2,842,033	-

Net cash inflows provided by financing activities	1,612,907	-

Net decrease in cash and cash equivalents	122,946	(57,769)
			-
Cash and cash equivalents - beginning of year	399,298	457,067

Cash and cash equivalents - end of year	522,245	399,298

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

(formerly Melo Biotechnology Holdings Inc.)

Consolidated Statements of Stockholders’ equity

(Stated in Canadian Dollars)

For the Year Ended September 30, 2011 and 2010

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income	Total

As at September 30, 2009	$6,095,318	$(4,361,415)	$89,747	$1,823,650

Net loss	-	(254,173)	-	(254,173)
Foreign currency
translation adjustment	-	-	461	461

As at September 30, 2010	6,095,318	(4,615,588)	90,208	1,569,938

Loss for the year	-	(141,136)	-	(141,136)
Issuance of common stocks	14,728,954	-	-	14,728,954

As at September 30, 2011	$20,824,272	$(4,756,724)	$90,208	$16,157,756

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

(formerly Melo Biotechnology Holdings Inc.)

Notes to the Consolidated Financial Statements

September 30, 2011

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

First Asia Holdings Limited, (hereinafter referred to as the “Company”) is a publicly traded company whose shares trade on the OTCQB market under the trading symbol “FAHLF”.  The Company was organized under the laws of Ontario, Canada, as MIAD Systems, Ltd in March 1993.  On November 16, 2006, the Company changed its name to Melo Biotechnology Holdings, Inc. On February 2, 2011, it changed its name again to “First Asia Holdings Limited”. The registered office of the Company is located at  14/F, 6 Knutsford Terrace, Tsim Sha Tsui, Kowloon, Hong Kong..

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

As disclosed on a Form 8-K filed with the Securities and Exchange Commission on February 18, 2011, on February 17, 2011, the Company entered into an Agreement for Share Exchange (the “Vagas Exchange Agreement”) with Vagas Lane Limited, a Marshall Islands corporation (“Vagas”), and First Asia Strategy Limited, a Marshall Islands corporation, (“FASL”) which is the sole shareholder of Vagas.  Pursuant to the terms of the Vagas Exchange Agreement, the Company agreed to issue a total of 18,000,000 shares of its restricted common stock to FASL in exchange for the transfer by FASL of all of the issued and outstanding common stock of Vagas to the Company, thereby making Vagas a wholly-owned subsidiary of the Company (the “Vagas Share Exchange ”).  The parties closed the Share Exchange on February 23, 2011.Prior to completion of the Vagas Share Exchange, the Company had 23,364,134 shares of common stock issued and outstanding.  Immediately following completion of the Vagas Share Exchange, the Company had a total of approximately 41,364,134 shares of its common stock issued and outstanding.

Prior to the closing of the Vagas Share Exchange, Vagas entered into an agreement with the shareholders of Galaxy Garment Limited (“Galaxy”), a Hong Kong corporation pursuant to which Vagas agreed to purchase all of the issued and outstanding capital stock of Galaxy for a total of HK $140,000,000.  Galaxy’s primary asset is a block consisting of a 19-story industrial/commercial building located in Hong Kong valued at a price of $140,000,000.  Pursuant to the terms of the purchase agreement, on February 24, 2011, the Board of Directors of the Company authorized the issuance of a total of 10,283,000 shares of restricted common stock, valued at a price of US$0.50 per share,  to two separate entities as partial consideration for the acquisition of the outstanding capital stock of Galaxy.  A total of 7,712,000 shares of restricted common stock were issued to Sunford Limited, a Marshall Islands corporation, and a total of 2,571,000 shares of restricted common stock were issued to Golden Tree Limited, a Marshall Islands corporation. Following the issuance of the Shares the Company has a total of 51,647,134 shares of common stock issued and outstanding. On February 28, 2011, Vagas completed the acquisition of the outstanding share capital of Galaxy. On February 28, 2011, Vagas delivered an additional cash payment of HK$10,012,741.10 (approximately US$1,285,825) to the shareholders of Galaxy and assumed the outstanding balance of HK$75,987,258.9 (approximately US $9,758,430) on the mortgage loan encumbering the property owned by Galaxy.

On March 22, 2011, the Company completed a private placement offering, pursuant to which the Company raised a total of $722,258 through the sale of 1,444,516 shares of restricted common stock of the Company at a purchase price of $.50 per share.

On March 31, 2011, the Company entered into a Stock Purchase Agreement with a third party pursuant to which the Company agreed to sell all of the capital stock of the Company’s wholly-owned subsidiary, Melo Limited, to the buyer for a purchase price of $200,000, plus the assumption by the buyer of all liabilities of Melo Limited and Melo International; all other receivables of Melo Limited as of March 31, 2011 shall be assigned to the Company.  The parties closed the Stock Purchase Transaction on March 31, 2011.  At closing of the Stock Purchase Transaction the Company sold all of the outstanding capital stock of Melo to the buyer. As a result of the closing of the Stock Purchase Transaction, the Company, is no longer engaged in the sales of health products in Hong Kong through Melo Limited.

The principal activity of the Company is investment holding. Principal activities of the subsidiaries are as follows:

	Place of	Percentage
Name of subsidiary	incorporation	Holding	Principal activity

First Asia Finance Ltd.	Hong Kong	100%	Regulated money lending business
			in Hong Kong

First Asia Estate Ltd.	Hong Kong	60%	Regulated real estate agency business Hong Kong

Hung Lee Development Ltd.	Hong Kong	100%	Construction business

Galaxy Garment Ltd.	Hong Kong	100%	Property investment

Vagas Lane Ltd.	Marshall Islands	100%	Intermediate holding company

Paris Sky Ltd.	Marshall Islands	100%	Intermediate holding company

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of accounting

The Company's financial statements were prepared using Canadian generally accepted accounting principles ("GAAP"), which differs in some respects from US GAAP. There are no material differences between Canadian GAAP and US GAAP in the balance sheets of the Company as at September 30, 2011 and 2010, and the statements of operations, stockholders' equity and cash flows for the years then ended.

(b) Principles of consolidation

In preparing these consolidated financial statements, management was required to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. In the opinion of management, these financial statements reflect all adjustments (which include only normal, recurring adjustments) necessary to state fairly the results for the periods presented. Actual results could differ from these estimates and the operating results for the interim period presented is not necessarily indicative of the results expected for the full year.

For year ended and as of September 30, 2011, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

A) Wholly-owned subsidiaries

1.

Vagas Lane Limited

2.

First Asia Finance Limited

3.

Hung Lee Development Limited

4.

Paris Sky Limited

5.

Galaxy Garment Limited

B) Non-wholly-owned subsidiary

1.

First Asia Estate Limited (60% owned)

All significant inter-company balances and transactions have been eliminate

(c) Economic and Political Risk

All the Company’s operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in Hong Kong are subject to considerations and significant risks typically associated with economies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

(d)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(e)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debts incurred during the years ended September 30, 2011 and 2010 are Nil.

(f)

Loans and Advances

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. Origination and/or closing fees associated with investments in portfolio companies are accreted into income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as income. Prepayment premiums are recorded on loans when received.

For loans with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference

(g)

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

Leasehold improvement

5 years

Office equipment

4 years

Computer equipment

4 years

Building

50 years

(i)

Accounting for the Impairment of Goodwill

ASC 350 (“Intangibles-Goodwill and Other”) requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, tested at least annually for impairment. Management uses a discounted cash flow analysis, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of acquired businesses to assess the need for an impairment charge. The Company has elected the fourth quarter to complete its annual goodwill impairment test.

The book values of goodwill are tested annually for impairment, or more frequently, if facts and circumstances indicate the need. Fair value measurement techniques, such as the discounted cash flow methodology, are utilized to assess potential impairments. The testing is performed at the reporting unit level, which can be either an operating segment or one level below operating segment. In the discounted cash flow method, the Company discounts forecasted performance plans to their present value. The discount rate utilized is the weighted average cost of capital for the reporting unit, calculated as the opportunity cost to all capital providers weighted by their relative contribution to the reporting unit’s total capital and the risk associated with the cash flows and the timing of the cash flows. Comparison methods (e.g., peer comparables) and other estimation techniques are used to verify the reasonableness of the fair values derived from the discounted cash flow assessments.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the years ended September 30, 2011 and 2010, there was no impairment charge recognized.

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

The Company's income tax expense for years ended September 30, 2011 and 2010 were $43,867 and Nil respectively.

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

(k) Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values.

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of September 30, 2011, management does not believe any of the Company’s assets were impaired.

(l)

Revenue Recognition

1) Revenue from invoiced value of goods sold is recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

a)

Persuasive evidence of an arrangement exists,

b)

Delivery has occurred or services have been rendered,

c)

The seller's price to the buyer is fixed or determinable, and

d)

Collectibility is reasonably assured.

2) Interest income on loans is recognized using the effective interest method.

3) Service income is recognized when the services are rendered.

4) Rental income is recognized in accordance with the lease terms.

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2011 and 2010, there were no common share equivalents outstanding.

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

	September 30, 2011	September 30, 2010

Year end HK$ : CAD$ exchange rate	0.132540	0.132867
Average yearly HK$ : CAD$ exchange rate	0.126783	0.135645

(r) Discontinued Operations: Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information related to discontinued operations is included in Note 11 and in some instances, where appropriate, is included as a separate disclosure within the individual footnotes.

(r) Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company:

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” as additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In August 2010, the FASB issued ASU 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules".  This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies.  Management does not expect this update to have a material effect on the Company's financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The main objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The effect likely will be less significant for many commercial and industrial entities whose financing receivables are primarily short-term trade accounts receivable. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011.  Adopting this statement did not have a material impact on its results of operations, financial position or cash flows at the date of adoption.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements of the Company.

NOTE 3 - SEGMENT INFORMATION

The Company’s operations, which are presently based in Hong Kong, are comprised of four operating segments: regulated money-lending business, regulated real estate agency business, property investment business and the construction business, with segmentation based upon the similarities of the underlying business operations, products and markets.  The Company evaluates the performance of its operating segments and allocates resources based upon their respective current or future earnings contribution to the consolidated earnings of the Company as well as upon each segment’s organizational initiatives and activities in process at that time.  The accounting policies of the reportable segments are the same as those described in the summary of accounting policies.

Operations that are not included in any of the operating segments are included in the category “corporate and other.” The corporate and other segment captures costs that are not directly assignable to one of the operating business segments, primarily the costs of operating a public company and the estimated time of management personnel in support of corporate activities.

The following table presents certain financial information by operating segment as of and for the fiscal year ended September 30:

	2011	2010

Net revenue:
Money-lending business	211,790	N/A
Real estate agency business	53,325	N/A
Property investment business	104,596	N/A
Construction business	801,015	N/A
Consolidated	1,170,726	N/A

Operating income (loss):
Money-lending business	101,329	N/A
Real estate agency business	33,012	N/A
Property investment business	(73,435)	N/A
Construction business	88,065	N/A

NOTE 4 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations.

NOTE 5 -  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

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

NOTE 6 - PLANT AND EQUIPMENT

Leasehold improvement has useful lives of 5 years, whereas all the office and computer equipment have useful lives of 4 years.

NOTE 7 -  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued audit fee which are all current.

NOTE 8 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong, the statutory corporate income tax rates are 16.5% for the years ended September 30, 2011 and 2010.

The provisions for income taxes for each of the two years ended September 30, 2011 and 2010 are summarized as follows:

	As of September 30,
	2011	2010

Current	$43,867	$-

TOTAL	$43,867	$-

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 9 – DISPOSAL OF SUBSIDIARIES

On March 31, 2011, the Company disposed of all of the capital stock of its wholly-owned subsidiary, Melo Biotechnology Limited, a British Virgin Islands Corporation (“Melo”), to KL Global Capital Limited (“KL”) for a consideration of $200,000, plus the assumption by KL of all liabilities of Melo and Melo’s wholly-owned subsidiary, Melo International Holdings Limited, a British Islands corporation (“Melo International”).  All other receivables of Melo as of March 31, 2011 shall be assigned to the Company.  The purchase price may be paid either in cash or other equivalent assets with 180 days after the closing under the Stock Purchase Agreement.  Under the terms of the Stock Purchase Agreement, KL is responsible for all bills, invoices, contingent liabilities and commitments incurred by the Company or Melo prior to the closing date under the Stock Purchase Agreement and in association with the closing under the Stock Purchase Agreement.

As of the date of the entry into the Stock Purchase Agreement, and currently, there are no material relationships between the Company or any of its affiliates and KL, other than in respect of the Stock Purchase Agreement.

The Company realized a loss of $72,840 from the sale of this investment.

NOTE 10 - EQUITY

First Preference Stock:

The Company is authorized to issue unlimited number of first preference shares without par value.  As of September 30, 2011 and 2010, there were no shares of preferred stock issued and outstanding.

Common Stock:

On February 23, 2011, the Company issued a total of 18,000,000 shares of its restricted common stock to First Asia Strategy Limited, a Marshall Islands corporation, (“FASL”) which is the sole shareholder of Vagas Lane Limited, a Marshall Islands corporation (“Vagas”), in exchange for the transfer by FASL of all of the issued and outstanding common stock of Vagas to the Company, thereby making Vagas a wholly-owned subsidiary of the Company.

On February 28, 2011, the Company issued a total of 10,283,000 restricted shares of the Company’s common stock, valued at a price of US$0.50 per share (approximately HK$40,000,000) as partial  payment for the acquisition of the outstanding capital stock of Galaxy Garment Limited.

On March 22, 2011, the Company sold 1,444,516 shares of restricted common stock at $0.50 per share in a private placement for proceeds of $722,258.

On April 15, 2011, the Company sold 1,052,431 shares of restricted common stock at $0.50 per share in a private placement for proceeds of $526,215.

On April 21, 2011, the Company sold 2,203,010 shares of restricted common stock at $0.50 per share in a private placement for proceeds of $1,101,505.

On April 29, 2011, the Company sold 1,454,938 shares of restricted common stock at $0.50 per share in a private placement for proceeds of $727,469.

On May 16, 2011, the Company sold 1,005,605 shares of restricted common stock at $0.50 per share in a private placement for proceeds of $502,802.

On June 3, 2011, the Company sold 224,950 shares of restricted common stock at $0.50 per share in a private placement for proceeds of $112,475.

NOTE 11. Discontinued Operations

On 31 March 2011, we completed the sale of all of our shareholdings in Melo Technology Limited and Melo International Holdings Limited (“Melo Operations”). Accordingly, the Melo Operations have been classified as discontinued operations in the consolidated statements of operations.

In accordance with guidance contained in FASB ASC 360-10, the results of operations for the Melo Operations have been excluded from continuing operations and reported as discontinued operations.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2011 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2011, the Company's internal control over financial reporting was effective.

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

The directors and executive officers currently serving the Company are:

Name	Age	Position	Tenure

Luk Lai Ching Kimmy	47	Director, Chairman, Chief Financial Officer	Since April 2011
Tommy Chan	43	Director	Since Sept 2006

Biographical Information

Ms. Luk Lai Ching Kimmy.  Ms. Luk Lai Ching Kimmy, age 47, is a director of the Company.  In addition to serving as a director of the Company, she also serves as the executive director of First Asia Strategy Limited, a company whose principal business operations are focused on investment holding.  Ms. Luk Lai Ching Kimmy has over 10 years of experience in marketing and promoting real estate projects in Hong Kong.  She was appointed to the Board of Directors of the Company for her significant experience in the Hong Kong real estate industry. From April 2004 to present, Ms. Luk has been the Vice President of Royal Tactics Consultancy Limited which is located in Hong Kong and is principally engaged in provision of consultancy services in relation to real estate projects. As Vice President of Royal Tactics Consultancy Limited, Ms. Luk was responsible for promoting the implementation and completion of real estate projects in Hong Kong and South East Asia.

Tommy Chan.  Tommy Chan is 43 years old.  Mr. Chan has been a director of the Company since September 2006.   In addition to his work as a director of the Company, Mr. Chan is an accountant and currently works as Director of Finance and Human Resources in a not-for-profit organization in Canada. Mr. Chan has worked in the finance and accounting industry for 15 years. He was previously employed with two start-up telecommunication companies and was the Financial Controller for one of them. At these companies, Mr. Chan was responsible for developing the accounting, finance and human resource departments. Before joining the telecommunications industry, he was responsible for the successful listing of a manufacturing company on the Singapore Stock Exchange and for overseeing that company's China and Hong Kong financial control duties.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

To the best of its knowledge, the Company’s directors and executive officers were not involved in any legal proceedings during the last ten years as described in Item 401(f) of Regulation S-K.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon a review of the forms submitted to the Company with respect to its most recent fiscal year, the Company believes that Form 3 Initial Statements of Beneficial Ownership for Luk Lai Ching Kimmy, Tommy Chan have not been filed as required.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended September 30, 2011 and 2010. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

Luk Lai Ching Kimmy Chairman and Chief Financial Officer	2011 2010	$0.00 --	-- --	-- --	-- --	-- --	-- --	-- --	$0.00 --

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

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended September 30, 2011.

Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Luk Lai Ching Kimmy	$0.00	--	--	--	--	--	$0.00
Tommy Chan	$0.00	--	--	--	--	--	$0.00

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of September 30, 2011, certain information with respect to the common stock beneficially owned by (i) each Director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common	Luk Lai Ching Kimmy (1) Director, Chairman and Chief Financial Officer 14/F, 6 Knutsford Terrace, \ Tsim Sha Tsui, Kowloon Hong Kong	0	0%
Common	Tommy Chan (1) Director Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong	0	0.0%
Common	Huge Team Investments Limited Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong	13,000,000	22.2%
Common	All Directors and executive officers	0	0%

(1)

The person listed is currently an officer, a director, or both, of the Company.

(2)

Based upon 59,032,584 shares issued and outstanding

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

Based upon the foregoing criteria, our Board of Directors has determined that Luk Lai Ching Kimmy is not an independent director under these rules because he also serves as the Company’s as CEO, President, CFO and Treasurer.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by JTC Fair Song CPA Firm for audit of the Company's annual financial statements were US$30,000 for the fiscal year ended September 30, 2011, and US$8,000 for the fiscal year ended September 30, 2010.

Audit Related Fees

(2)

JTC Fair Song CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2011 and 2010.

Tax Fees

(3) The aggregate fees billed by JTC Fair Song CPA for tax compliance, tax advice and tax planning were $0 for the fiscal year ended September 30, 2011 and $0 for the fiscal year ended September 30, 2010.

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

**Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ASIA HOLDINGS LIMITED

By:  Luk Lai Ching Kimmy

        Chairman

Date: January 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Luk Lai Ching Kimmy

Chief Executive Officer, Chief Financial Officer, Director

Date: January 13, 2012