Form 10-Q
period 2011-12-31
FIRST ASIA HOLDINGS Ltd
filed 2012-02-21
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ) [ X ] Yes [  ] No.

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

As of February 20, 2012 the Issuer had 59,032,584 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of First Asia Holdings Limited, a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal year ended September 30, 2011.

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2011

First Asia Holdings Limited

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of December 31, 2011 and September 30, 2011

	December 31	September 30
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$665,324	$522,245
Loans and advances (note 4)	3,020,719	3,194,582
Prepayment, deposits and other receivable	2,408,526	2,507,606
Total current assets		6,224,433
Goodwill	4,200,376	4,200,376
Property, plant and equipment (note 5)	18,667,017	18,828,626

TOTAL ASSETS	$28,961,962	$29,253,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Mortgage payable	$7,432,639	$7,582,762
Accounts payable and accrued liabilities (note 6)	434,997	328,486
Accounts payable, related parties	5,004,871	5,124,768
Income taxes payable	55,141	45,859

Total current liabilities		13,081,875

TOTAL LIABILITIES	12,927,648	13,081,875

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil	-	-
Common shares without par value, authorized – unlimited;
Issued and outstanding: 59,032,584 at December 31, 2011 and September 30, 2011)	20,824,272	20,824,272

Deficits	(4,803,883)	(4,666,516)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	16,020,389	16,157,756

Non-controlling interests	13,925	13,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,961,962	$29,253,435

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2011

And For the Three Months Ended December 31, 2010

	3 months ended	3 months ended
	December 31	December 31
	2011	2010
	(unaudited)	(unaudited)

Revenue	286,683	5,426

Cost of goods sold	-	(2,547)

Gross profit	286,683	2,879

Operating expenses
Selling and distribution costs	12,472	548
General and administrative expenses	406,194	78,221
Total operating expenses

LOSS FROM OPERATIONS	(131,983)	(75,890)

OTHER INCOME
Other comprehensive income	4,603	12
	4,603	12

LOSS BEFORE INCOME TAXES	(127,380)	(75,878)

INCOME TAXES	(9,736)	-

NET LOSSES	(137,116)	(75,878)

Non-controlling interests	(251)	-

Net loss attributable to stockholders of First Asia Holdings
Limited	(137,367)	(75,878)

Accumulated deficits, Beginning of period	(4,666,516)	(4,525,380)

Accumulated deficits, End of period	(4,803,883)	(4,601,258)

NET LOSS PER COMMON SHARE
Basic and fully diluted	(0.002)	(0.003)

WEIGHTED AVERAGE COMMON SHARE
OUTSTANDING
Basic and fully diluted	59,032,584	23,364,134

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2011

And For the Three Months Ended December 31, 2010

	3 months ended	3 months ended
	December 31	December 31
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss for the period	(127,380)	(75,878)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	163,006	2,995
Net assets by way of acquisition
Cash effect of changes in:
Accounts receivable	-	2,147
Deposit, prepayment and other receivable	99,080	17,760
Loan receivable	173,863	-
Accounts payables and accrued liabilities	105,927	(11,725)

Net cash inflow/(outflow) provided by operating activities	414,496	(64,701)

Cash flows from investing activities
Purchase of equipment	(1,397)	-

Net cash outflow from investing activities	(1,397)	-

Financing activities
Repayment of shareholders’ loans	(119,897)	-
Repayment of mortgage loan	(150,123)	-

Net cash outflows from financing activities	(270,020)	-

Net increase/(decrease) in cash and cash equivalents	143,079	(64,701)

Cash and cash equivalents - beginning of period	522,245	399,298

Cash and cash equivalents - end of period	665,324	334,597

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Interim Financial Statements

December 31, 2011 (unaudited)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of consolidation

In preparing these consolidated financial statements, management was required to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. In the opinion of management, these financial statements reflect all adjustments (which include only normal, recurring adjustments) necessary to state fairly the results for the periods presented. Actual results could differ from these estimates and the operating results for the interim period presented is not necessarily indicative of the results expected for the full year/period.

For the period ended and as of December 31, 2011, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

A) Wholly-owned subsidiaries

1.

Vagas Lane Limited

2.

First Asia Finance Limited

3.

Hung Lee Development Limited

4.

Paris Sky Limited

5.

Galaxy Garment Limited

B) Non-wholly-owned subsidiary

1.

First Asia Estate Limited (60% owned)

All significant inter-company balances and transactions have been eliminate

(b) Economic and Political Risk

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

(d)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debts incurred during the quarter ended December 31, 2011 is Nil.

(e)

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

For loans with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference

(f)

Property, Plant and Equipment

Property, Plant and equipment are carried at cost less accumulated depreciation. The cost of maintenance and repairs is charged to the statement of operations as incurred, whereas significant renewals and betterments are capitalized. The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations.

(g)

Depreciation and Amortization

The Company provides for depreciation of property, plant and equipment principally by use of the straight-line method for financial reporting purposes. Property, Plant and Equipment are depreciated over the following estimated useful lives:

Leasehold land and building

50 years

Leasehold improvement

5 years

Office equipment

4 years

Computer equipment

4 years

(h)

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

The Company's income tax expense for quarter ended September 31, 2011 was CAD9,736.

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

(l)

Revenue Recognition

1) Revenue from invoiced value of goods sold is recognized upon the delivery of goods to customers. Pursuant to the guidance of ASC Topic 605 and ASC Topic 36, revenue is recognized when all of the following criteria are met:

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

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2011, there was no common share equivalents outstanding.

(n)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those results.

Significant estimates and assumptions include allocating purchase consideration issued in business combinations and valuing equity securities issued in financing transactions and the carrying amounts of intangible assets. Certain estimates, including accounts receivable and the carrying amounts of intangible assets (including present value of future cash flow estimates) could be affected by external conditions including those unique to our industry and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates.

We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

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

(q) Foreign Currency Translation

Our reporting currency is the Canadian dollar.  The functional currency of the Company’s operating business based in Hong Kong is Hong Kong dollar. For our subsidiaries whose functional currencies are Hong Kong dollar, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate in effect as of the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the functional currency financial statements into Canadian dollars are included in comprehensive income.

Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods. All of our revenue transactions are transacted in the functional currency. We have not entered into any material transactions that are either originated, or to be settled, in currencies other than Hong Kong dollar. Accordingly, transaction gains or losses have not had, and are not expected to have a material effect on our results of operations.

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Three months ended December, 2011	Three months ended December, 2010
Period end CAD$: HK$ exchange rate	7.6168	7.7958
Average periodic CAD$: HK$ exchange rate	7.6007	7.6265

(r)

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

(s)   Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments include the following:

- Those that clarify the intent of the Company’s Board of Directors regarding the application of existing fair value measurement and disclosure requirements.

-

Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.

The Company is currently evaluating the impact of this standard and do not expect its adoption have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity has been eliminated.

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. The Company already complies with this presentation.

In September 2011, the FASB issued guidance on testing goodwill for impairment (ASU 2011-8). The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

3.  GOING CONCERN

These interim financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations.

4.  CONCENTRATION OF CREDIT RISK OF LOANS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of loans receivable. Concentration of credit risk with respect to loans receivable is limited.  The Company regularly monitors the creditworthiness of these borrowers and believes that it has adequately provided for exposure to potential credit losses.

5.   PROPERTY, PLANT AND EQUIPMENT

			December 31	September 30
		Accumulated	2011	2011
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	294,740	18,527,482	18,679,468

Leasehold improvement	119,949	19,447	100,502	108,203

Office equipment and furniture	29,428	4,885	24,543	26,414

Computer equipment	16,786	2,296	14,490	14,540

	18,988,385	321,368	18,667,017	18,828,626

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

7.

COMMON SHARES

During the quarter ended December 31, 2011, no common shares were issued.

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended December 31, 2011 as compared to the fiscal period ended December 31, 2010.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  All figures herein are stated in Canadian dollars

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010

Revenues.  During the fiscal period ended December 31, 2011, the Company had operating revenues of CAD 286,683, as compared to revenues of CAD $5,426 for the fiscal period ended December 31, 2010, an increase of $281,257, or approximately 5,183%.  Revenue increases because in late-February 2011, the Company acquired several operating and revenue-generating subsidiaries which comprised 4 main streams of businesses in Hong Kong: a) regulated money lending business; b) Construction and related business; c) Regulated real estate agency business; and d) regular rental income from leasing out of an investment properties. For the fiscal period ended December 31, 2010, the Company has only minimal cash sales of health products.

Costs of Revenue.  The cost of revenue for the fiscal period ended December 31, 2011 was nil, as compared to CAD $2,547 for the fiscal period ended December 31, 2010, a decrease of $2,547, or 100%. The decrease is because no direct cost is attributable to the revenue earned. All the costs incurred during the period are attributable to either Selling/Distribution costs or General and Administrative Expenses.

Operating Expenses.  Operating expenses for the fiscal period ended December 31, 2011 were CAD $418,666.  Of this, CAD $12,472 was allocated to Selling and Distribution, CAD $406,194 was allocated to General and Administrative Expenses.  Operating expenses for the fiscal period ended December 31, 2010 were CAD $78,769.  Of this, CAD $548 was allocated to Selling and Distribution, CAD $78,221 was allocated to General and Administrative Expenses. The increase in operating expernses is caused by the increase in operation scale resulted from the operating and revenue-generating subsidiaries.

Net loss.  The Company had a net loss for the fiscal period ended December 31, 2011 of CAD $137,367, as compared to a net loss of CAD $75,878 for the fiscal period ended December 31, 2010

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of December 31, 2011, our balance sheet reflects that we have cash and cash equivalents of CAD $665,324, total current assets of CAD $6,094,569, total assets of CAD $28,961,962, total liabilities of CAD $12,927,648, and total stockholders’ equity of CAD $16,020,389.  The net cash generated by operating activities for the fiscal period ended December 31, 2011 was CAD $414,496.  The net cash used in investing activities for the fiscal period ended December 31, 2011 was CAD $1,397.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.

SCH XBRL Schema Document.

101.

CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.

LAB XBRL Taxonomy Extension Label Linkbase Document.

101.

PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101.

DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ASIA HOLDINGS LIMITED

By: /s/   Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Executive Officer

Date:  February 20, 2012