Form 10-Q
period 2012-03-31
FIRST ASIA HOLDINGS Ltd
filed 2012-05-21
CIK 1081568

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ) [  ] Yes [ X ] No.

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

As of May 21, 2012 the Issuer had 59,743,584 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of First Asia Holdings Limited, a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal year ended March 31, 2012.

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2012

FIRST ASIA HOLDINGS LIMITED

Condensed Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of March 31, 2012 and September 30, 2011

	March 31	September 30
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$452,353	$522,245
Loans and advances	4,190,831	3,194,582
Prepayment, deposits and other receivable	1,500,670	2,507,606
Total current assets		6,224,433
Goodwill	4,200,376	4,200,376
Property, plant and equipment (note 5)	18,421,395	18,828,626

TOTAL ASSETS	$28,765,625	$29,253,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank overdraft - secured	$726,973	$-
Mortgage payable	6,676,303	7,582,762
Accounts payable and accrued liabilities	277,276	328,486
Accounts payable, related parties	5,327,003	5,124,768
Income taxes payable	70,020	45,859

Total current liabilities		13,081,875

TOTAL LIABILITIES	13,077,575	13,081,875

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil	-	-
Common shares without par value, authorized – unlimited;
Issued and outstanding: 59,032,584 at March 31, 2012 and September 30, 2011)	20,824,272	20,824,272

Deficits	(5,154,355)	(4,666,516)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	15,669,917	16,157,756

Non-controlling interests	18,133	13,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,765,625	$29,253,435

See Notes to Consolidated Financial Statements

FIRST ASIA HOLDINGS LIMITED

Condensed Consolidated Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended March 31, 2012

And for the Three Months Ended March 31, 2011

	6 months ended March 31		3 months ended March 31
	2012	2011	2012	2011

REVENUE	$451,264	59,002	164,581	53,576

COST OF SALES	-	(4,683)	-	(2,136)

GROSS PROFIT	451,264	54,319	164,581	51,440

OPERATING EXPENSES
Selling and distribution	16,350	4,150	3,878	3,602
General and administrative	917,421	252,210	511,227	173,989
LOSS FROM OPERATIONS	(482,507)	(202,041)	(350,524)	(126,151)

Other income	23,863	1,559	19,260	1,547
Loss on disposal of subsidiaries	-	(72,840)	-	(72,840)

	$(458,644)	(273,322)	(331,264)	(197,444)

Taxation	(24,615)	-	(14,879)	-

	(483,259)	(273,322)	(346,143)	(197,444)

Attributable to non-controlling	(4,580)	13,483	(4,329)	13,483
interest

	(487,839)	(259,839)	(350,472)	(183,961)

NET LOSS PER SHARE
- BASIC AND DILUTED	$(0.008)	(0.004)	(0.006)	(0.003)

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	59,032,584	59,032,584	59,032,584	59,032,584

See Notes to Financial Statements

FIRST ASIA HOLDINGS LIMITED

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended March 31, 2012

And For the Three Months Ended March 31, 2011

	6 months ended	6 months ended
	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)
Cash flows from operating activities
Loss for the period	(458,644)	(273,322)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	407,231	2,995
Net change by way of purchases and disposal of	-	(71,210)
Subsidiaries
Cash effect of changes in:
Accounts receivable and other receivable	-	2,147
Deposit and prepayment	1,006,936	17,760
Loan receivable	(996,249)	-
Accounts payables and accrued liabilities	(51,210)	(11,725)

Net cash outflow from operating activities	(91,936)	(333,355)

Financing activities
New fund from bank overdraft	726,973	-
Advance from shareholders	201,530	-
Repayment of mortgage loan	(906,459)	-
Net cash inflows from financing activities		-

Net decrease in cash and cash equivalents	(69,892)	(333,355)

Cash and cash equivalents - beginning of period	522,245	399,298

Cash and cash equivalents - end of period	452,353	65,943

See Notes to Financial Statements

First Asia Holdings Limited

Notes to the Interim Financial Statements

March 31, 2012 (unaudited)

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

For the period ended and as of March 31, 2012, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

A) Wholly-owned subsidiaries

1.

Vagas Lane Limited

2.

First Asia Finance Limited

3.

Hung Lee Development Limited

4.

Paris Sky Limited

5.

Galaxy Garment Limited

B) Non-wholly-owned subsidiary

1.

First Asia Estate Limited (60% owned)

All significant inter-company balances and transactions have been eliminated.

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

(d)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debts incurred during the quarter ended March 31, 2012 is Nil.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the period ended March 31, 2012 and the year ended September 30, 2011, there was no impairment charge recognized.

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

The Company's income tax expense for quarter ended March 31, 2012 was CAD14,879.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of March 31, 2012, management does not believe any of the Company’s assets were impaired.

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

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2012, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Period end CAD$: HK$ exchange rate	7.7854	7.6168
Average periodic CAD$: HK$ exchange rate	7.7354	7.6265

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

5.   PROPERTY, PLANT AND EQUIPMENT

			March 31	September 30
		Accumulated	2012	2011
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	529,740	18,292,482	18,679,468

Leasehold improvement	119,949	27,148	92,801	108,203

Office equipment and furniture	29,428	6,756	22,672	26,414

Computer equipment	16,786	3,346	13,440	14,540

	18,988,385	566,990	18,421,395	18,828,626

6.  BANK OVERDRAFT -SECURED

The bank overdraft is secured by the company’s land and building. It bears an interest rate equal to the Hong Kong prime rate. It is repayable on demand.

7.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

8.

COMMON SHARES

During the quarter ended March 31, 2012, no common shares were issued.

9. SUBSEQUENT EVENT

On April 10, 2012, a total of 711,000 restricted shares of the Company were issued at a price of US$0.7 to raise approximately US$497,700 for additional working capital of the Company.

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

Overview and Recent Developments

First Asia Holdings Limited, (hereinafter referred to as “We,” “Us,”  “First Asia,” the “Company”, or the “Registrant”) is a publicly traded company whose shares trade on the OTCBB market (the “OTCBB”) under the trading symbol “FAHLF”.   The Company was organized under the laws of Ontario, in March 1993.   Currently, the Company, through its subsidiaries, is carrying on regulated money lending business and construction business in Hong Kong. The Group also owns a 19-storey industrial/commercial building in Hong Kong. The building is leased out for rental income. The Company is located at 14/F, 6 Knutsford Terrace, Tsim Sha Tsui, Kowloon, Hong Kong.

The Chart below depicts the corporate structure of the Company as of the date of this 10-Q.  Except for First Asia Estate Limited which is a 60% subsidiary, the Company effectively owns 100% of the capital stock of all subsidiaries.

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended March 31, 2012 as compared to the fiscal period ended March 31, 2011.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  All figures herein are stated in Canadian dollars

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Revenues.  During the fiscal period ended March 31, 2012, the Company had operating revenues of CAD $_164,581, as compared to revenues of CAD $53,576 for the fiscal period ended March 31, 2011, an increase of $111,005, or approximately 207%.  Revenue increased because in late-February 2011, the Company acquired several operating and revenue-generating subsidiaries which comprised 4 main streams of businesses in Hong Kong: a) regulated money lending business; b) Construction and related business; c) Regulated real estate agency business; and d) regular rental income from leasing out of an investment properties. For the fiscal period ended March 31, 2011, the Company has only minimal cash sales of health products.

Costs of Revenue.  The cost of revenue for the fiscal period ended March 31, 2012 was nil, as compared to CAD $2,136 for the fiscal period ended March 31, 2011, a decrease of $2,136, or 100%. The decrease is because no direct cost is attributable to the revenue earned. All the costs incurred during the period are attributable to either Selling/Distribution costs or General and Administrative Expenses.

Operating Expenses.  Operating expenses for the fiscal period ended March 31, 2012 were CAD $515,105.  Of this, CAD $3,878 was allocated to Selling and Distribution, CAD $511,227 was allocated to General and Administrative Expenses.  Operating expenses for the fiscal period ended March 31, 2011 were CAD $177,591.  Of this, CAD $3,602 was allocated to Selling and Distribution, CAD $173,989 was allocated to General and Administrative Expenses. The increase in operating expenses is caused by the increase in operation scale resulted from the operating and revenue-generating subsidiaries. Out of the General and Administrative Expenses for the quarter ended March 31, 2012, of the CAD$511,227, CAD$245,622 is attributable to depreciation of the land and building which is a non-cash item. The remaining increase is mainly caused by increase in salaries.

Net loss.  The Company had a net loss for the fiscal period ended March 31, 2012 of CAD $350,472, as compared to a net loss of CAD $183,961 for the fiscal period ended March 31, 2011.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.  In particular, the interest income from the money-lending business is on a steady growth trend as the bad debt rate is kept to a minimal.

As of March 31, 2012, our balance sheet reflects that we have cash and cash equivalents of CAD $452,353, total current assets of CAD $6,143,854, total assets of CAD $28,765,625, total liabilities of CAD $13,077,575, and total stockholders’ equity of CAD $15,669,917.  The net cash used by operating activities for the fiscal period ended March 31, 2012 was CAD $91,936.  The net cash used in investing activities for the fiscal period ended March 31, 2012 was CAD $Nil.

In addition, Subsequent to the period ended March 31, 2012, on April 10, 2012, the Company conducted a private placement offering pursuant to which a total of 711,000 restricted shares of the Company were issued at a price of US$0.7 to raise approximately US$497,700 for additional working capital of the Company.  For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to the period ended March 31, 2012, on April 10, 2012, the Company conducted a private placement offering pursuant to which a total of 711,000 restricted shares of the Company were issued at a price of US$0.7 to raise approximately US$497,700 for additional working capital of the Company.  For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

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

Date:  May 21, 2012