Form 10-Q/A
period 2012-03-31
FIRST ASIA HOLDINGS Ltd
filed 2012-05-22
CIK 1081568

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

EXPLANATORY NOTE

First Asia Holdings Limited (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment 1”) to its quarterly report on Form 10-Q, which was originally filed with the Securities and Exchange Commission on May 21, 2012 (the “Original Filing”).  This Amendment 1 is being filed to: i) include additional information in Part 1 Item 2; and i) furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing, or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

Revenues.  During the three months ended March 31, 2012, the Company had operating revenues of CAD $164,581, as compared to revenues of CAD $53,576 for the three months ended March 31, 2011, an increase of $111,005, or approximately 207%.  Revenue increased because in late-February 2011, the Company acquired several operating and revenue-generating subsidiaries which comprised 4 main streams of businesses in Hong Kong: a) regulated money lending business; b) Construction and related business; c) Regulated real estate agency business; and d) regular rental income from leasing out of an investment properties. For the fiscal period ended March 31, 2011, the Company has only minimal cash sales of health products.

Costs of Revenue.  The cost of revenue for the three months ended March 31, 2012 was nil, as compared to CAD $2,136 for the three months ended March 31, 2011, a decrease of $2,136, or 100%. The decrease is because no direct cost is attributable to the revenue earned. All the costs incurred during the period are attributable to either Selling/Distribution costs or General and Administrative Expenses.

Operating Expenses.  Operating expenses for the three months ended March 31, 2012 were CAD $515,105.  Of this, CAD $3,878 was allocated to Selling and Distribution, CAD $511,227 was allocated to General and Administrative Expenses.  Operating expenses for the three months ended March 31, 2011 were CAD $177,591.  Of this, CAD $3,602 was allocated to Selling and Distribution, CAD $173,989 was allocated to General and Administrative Expenses. The increase in operating expenses is caused by the increase in operation scale resulted from the operating and revenue-generating subsidiaries. Out of the General and Administrative Expenses for the quarter ended March 31, 2012, of the CAD$511,227, CAD$245,622 is attributable to depreciation of the land and building which is a non-cash item. The remaining increase is mainly caused by increase in salaries.

Net loss.  The Company had a net loss for the three months ended March 31, 2012 of CAD $350,472, as compared to a net loss of CAD $183,961 for the three months ended March 31, 2011.

Results of Operations for the Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011.

Revenues.  During the six months ended March 31, 2012, the Company had operating revenues of CAD $451,264, as compared to revenues of CAD $59,002 for the six months ended March 31, 2011, an increase of $392,262, or approximately 665%.  Revenue increased because in late-February 2011, the Company acquired several operating and revenue-generating subsidiaries which comprised 4 main streams of businesses in Hong Kong: a) regulated money lending business; b) Construction and related business; c) Regulated real estate agency business; and d) regular rental income from leasing out of an investment properties. For the six months ended March 31, 2011, the Company basically has only minimal cash sales of health products.

Costs of Revenue.  The cost of revenue for the six months ended March 31, 2012 was nil, as compared to CAD $4,683 for the six months ended March 31, 2011, a decrease of $4,683, or 100%. The decrease is because no direct cost is attributable to the revenue earned. All the costs incurred during the period are attributable to either Selling/Distribution costs or General and Administrative Expenses.

Operating Expenses.  Operating expenses for the six months ended March 31, 2012 were CAD $933,771.  Of this, CAD $16,350 was allocated to Selling and Distribution, CAD $917,421 was allocated to General and Administrative Expenses.  Operating expenses for the six months ended March 31, 2011 were CAD $256,360.  Of this, CAD $4,150 was allocated to Selling and Distribution, CAD $252,210 was allocated to General and Administrative Expenses. The increase in operating expenses is caused by the increase in operation scale resulted from the operating and revenue-generating subsidiaries. Out of the General and Administrative Expenses for the six months ended March 31, 2012, of the CAD$917,421, CAD$407,231 is attributable to depreciation of the land and building which is a non-cash item. The remaining increase is mainly caused by increase in salaries.

Net loss.  The Company had a net loss for the six months ended March 31, 2012 of CAD $487,839, as compared to a net loss of CAD $259,839 for the six months ended March 31, 2011.

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

INS XBRL Instance Document

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

Date:  May 22, 2012