Form 10-Q
period 2012-06-30
FIRST ASIA HOLDINGS Ltd
filed 2012-08-20
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-30801

FIRST ASIA HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Room 1604, 16/F, Silvercord II Tsim Sha Tsui, Kowloon, Hong Kong
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

Explanatory Note: Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes   [ x ] No

As of August 20, 2012 the Issuer had 61,330,150 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of First Asia Holdings Limited (the "Company"), a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal period ended June 30, 2012.

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2012

FIRST ASIA HOLDINGS LIMITED

Condensed Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of June 30, 2012 and September 30, 2011

	June 30	September 30
	2012	2011
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalent	405,192	522,245
Prepayment, deposits and other receivables	927,095	2,507,606
Loan receivables	5,223,717	3,194,582
Total current assets	6,556,004	6,224,433
Goodwill	4,200,376	4,200,376
Property, plant and equipment	18,316,773	18,828,626

TOTAL ASSETS	29,073,153	29,253,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Bank overdraft - secured	1,048,807	-
Mortgage payable	7,321,928	7,582,762
Accounts payables and accrued liabilities	446,102	328,486
Accounts payables, related parties	3,834,873	5,124,768
Income taxes payable	113,020	45,859
Total current liabilities	12,764,730	13,081,875

TOTAL LIABILITIES	12,764,730	13,081,875

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;	21,320,603	20,824,272
Issued and outstanding 59,743,584 at June 30, 2012
(59,032,584 at September 30, 2011)

Deficits	(5,030,313)	(4,666,516)

Total stockholders’ equity – First Asia Holdings Limited	16,290,290	16,157,756

Non-controlling interest	18,133	13,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	29,073,153	29,253,435

See Notes to Financial Statements

FIRST ASIA HOLDINGS LIMITED

Condensed Consolidated Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended June 30, 2012

And for the Three Months Ended June 30, 2011

	9 months ended June 30		3 months ended June 30
	2012	2011	2012	2011

REVENUE	$969,837	194,504	518,573	135,502

COST OF SALES	-	(4,683)	-	-

GROSS PROFIT	969,837	189,821	518,573	135,502

OPERATING EXPENSES
Selling and distribution	18,434	5,359	2,084	1,209
General, finance and administrative	1,262,374	439,686	344,953	187,476
	1,280,808		347,037

PROFIT/(LOSS) – OPERATIONS	(310,971)	(255,224)	171,536	(53,183)

Other income/(expenses)	19,369	4,409	(4,494)	2,850
Loss on disposal of subsidiaries	-	(72,840)	-	-
	19,369	(68,431)	(4,494)	2,850

PROFIT/(LOSS) BEFORE TAX	$(291,602)	(323,655)	167,042	(50,333)

Taxation	(67,615)	-	(43,000)	-

NET PROFIT/(LOSS)	(359,217)	(323,655)	124,042	(50,333)

Attributable to non-controlling	(4,580)	13,892	-	409
Interest

	(363,797)	(309,763)	124,042	(49,924)

NET LOSS PER SHARE
- BASIC AND DILUTED	$(0.006)	(0.005)	0.002	(0.0008)

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	59,743,584	59,743,584	59,743,584	59,743,584

See Notes to Financial Statements

FIRST ASIA HOLDINGS LIMITED

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Nine Months Ended June 30, 2012

And For the Nine Months Ended June 30, 2011

	9 months ended	9 months ended
	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)
Cash flows from operating activities
Loss for the period	（291,602）	(323,655)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	511,853	30,259
Net change by way of purchases and disposal of
subsidiary		(71,210)
Cash effect of changes in:
Accounts receivable and other receivable	-	18,269
Deposit and prepayment	1,580,511	13,605
Loan receivable	（2,029,135）	(1,093,852)
Accounts payables and accrued liabilities	117,616	19,458

Net cash outflow from operating activities	(110,757)	(1,407,126)

Investing activities
Purchase of fixed assets	-	(98,729)
Net cash outflow from investing activities	-	(98,729)

Financing activities
Fund from bank overdraft	1,048,807	-
Issue of shares	496,331	2,842,033
Repayment to/(advance from) shareholders and related parties	(1,289,895)	723,952
Repayment of mortgage loan	(260,834)	(2,214,941)
Net cash outflows from financing activities	(5,591)	1,351,044

Net (decrease)/increase in cash and cash equivalents	(116,348)	(154,811)

Cash and cash equivalents - beginning of period	522,245	399,298

Cash and cash equivalents - end of period	405,192	244,487

See Notes to Financial Statements

First Asia Holdings Limited

Notes to the Interim Consolidated Financial Statements

June 30, 2012 (unaudited)

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

For the period ended and as of June 30, 2012, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

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

(d)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debts incurred during the quarter ended June 30, 2012 is CAD$1,865.

(e)

Loans receivables

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the period ended June 30, 2012 and the year ended September 30, 2011, there was no impairment charge recognized.

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

The Company's income tax expense for quarter ended June 30, 2012 was CAD$43,000.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of June 30, 2012, management does not believe any of the Company’s assets were impaired.

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

4) Licence fee income is recognized in accordance with the licence terms.

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2012, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011
Period end CAD$: HK$ exchange rate	7.5694	8.0621
Average periodic CAD$: HK$ exchange rate	7.6923	8.0753

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

(s)   Recently Implemented Standards

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, which temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 is effective January 19, 2011 (date of issuance).

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 is intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

The FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

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

5.

PLANT AND EQUIPMENT

			June 30	September 30
		Accumulated	2012	2011
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	623,740	18,198,482	18,679,468

Leasehold improvement	119,949	34,849	85,100	108,203

Office equipment	29,428	8,627	20,801	26,414

Computer equipment	16,786	4,396	12,390	14,540

	18,988,385	671,612	18,316,773	18,828,626

All the office and computer equipment have useful lives of 4 years.

6.

BANK OVERDRAFT -SECURED

The bank overdraft is secured by the company’s land and building. It bears an interest rate equal to the Hong Kong prime rate. It is repayable on demand.

7.

ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

8.

COMMON SHARES

During the three months ended June 30, 2012, 711,000 common restricted shares were issued at a purchase price of US$0.7 per share.

9.

SUBSEQUENT EVENT

On July 16, 2012, the Company completed a private placement offering, pursuant to which the Company raised a total of CAD$1,607,985 through the sale of 1,586,566 shares of restricted common stock of the Company at a purchase price of US$1 per share.

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine moths ended June 30, 2012. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

All figures stated herein are in Canadian dollars.

Results of Operations for the Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011.

Revenues.  During the three months ended June 30, 2012, the Company had operating revenues of CAD$518,573, as compared to revenues of CAD$135,502 for the three months ended June 30, 2011, an increase of $383,071, or approximately 282%.  The revenue for both periods was principally from businesses of money-lending and design services. The increase is generally in line with the increase in scale of the money-lending business.

Costs of Revenue.  The cost of revenue for both the three months ended June 30, 2012 and 2011 was nil. After the sale of the health product trading business in late March 2011, there was no direct cost attributable to the money lending business and the design business.

Operating Expenses. Operating expenses for the three months ended June 30, 2012 were CAD$347,037.  Of this, CAD$2,084 was allocated to Selling and Distribution, CAD$344,953 was allocated to General, Finance and Administrative expenses.  Operating expenses for the three months ended June 30, 2011 were CAD$188,685.  Of this, CAD$1,209 was allocated to Selling and Distribution, CAD$187,476 was allocated to General and Administrative Expenses. The increase is generally in line with the increase in scale of the money-lending business and design business.

Net Profit/(Loss).  The Company had a net profit for the three months ended June 30, 2012 of CAD$124,042, as compared to a net loss of CAD$50,333 for the three months ended June 30, 2011. The profit was mainly from the money-lending business which has been operating above the breakeven point and profit was recorded.

Results of Operations for the Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Revenues.  During the nine months ended June 30, 2012, the Company had operating revenues of CAD$969,837, as compared to revenues of CAD$194,504 for the nine months ended June 30, 2011, an increase of $775,333, or approximately 399%.  The improvement is mainly due to the sale of the health product trading business while new businesses of money-lending and provision of design service are acquired with much promising prospect. The business of the new businesses, particularly the money-lending business is on an upward trend.

Costs of Revenue.  The cost of revenue for the nine months ended June 30, 2012 was CAD$Nil, as compared to CAD$4,683 for the nine months ended June 30, 2011. The decrease is mainly due to no direct cost being directly attributable to new businesses of money-lending and provision of design service.

Operating Expenses.  Operating expenses for the nine months ended June 30, 2012 were CAD$1,280,808.  Of this, CAD$18,434 was allocated to Selling and Distribution, and CAD$1,262,374 was allocated to General and Administrative Expenses.  Operating expenses for the nine months ended June 30, 2011 were CAD $445,045.  Of this, CAD$5,359 was allocated to Selling and Distribution, and CAD$439,686 was allocated to General and Administrative Expenses.

Net Loss.  The Company had a net loss for the nine months ended June 30, 2012 of CAD$359,217, as compared to a slightly smaller net loss of CAD$323,655 for the nine months ended June 30, 2011, an increase of $35,562.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of June 30, 2012, our unaudited balance sheet reflects that we have cash and cash equivalents of CAD $405,192, total current assets of CAD $6,556,004, total assets of CAD $29,073,153, total liabilities of CAD $12,764,730, and total stockholders’ equity of CAD $16,290,290.  The net cash outflow from operating activities for the quarter ended June 30, 2012 was CAD$110,757.  No cash was used in investing activities for the quarter ended June 30, 2012.

On April 10, 2012, the Company completed a private placement offering, pursuant to which the Company raised a total of CAD$496,331 through the sale of 711,000 shares of restricted common stock of the Company at a purchase price of $.70 per share.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 10, 2012, the Company completed a private placement offering, pursuant to which the Company raised a total of CAD$496,331 through the sale of 711,000 shares of restricted common stock of the Company at a purchase price of $.70 per share.  For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

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

Date:   August 19, 2012

By:  Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Financial Officer

Date:   August 19, 2012