Form 10-Q/A
period 2012-06-30
FIRST ASIA HOLDINGS Ltd
filed 2012-09-13
CIK 1081568

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

EXPLANATORY NOTE

First Asia Holdings Limited (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Amendment No. 1”) for the fiscal quarter ended June 30, 2012 to include certain Interactive Data Files as exhibits as required by Part II, Item 6 (Exhibits) of Form 10-Q. When we initially filed our Form 10-Q for the fiscal quarter ended June 30, 2012 with the Securities and Exchange Commission on August 20, 2012, we relied upon Rule 405(a)(2) of Regulation S-T to take advantage of the 30-day grace period for the initial filing of our first Interactive Data File required to contain detail-tagged footnotes or schedules.  We are filing this Amendment No. 1 for the purpose of furnishing the Interactive Data Files, including Exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB, 101.PRE, and 101.DEF, in Part II, Item 6 of this Form 10-Q and making certain conforming changes to Item 6.

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

INS XBRL Instance Document**

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

Date:   September 13, 2012

By:  Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Financial Officer

Date:   September 13, 2012

3