Form 10-K
period 2012-09-30
FIRST ASIA HOLDINGS Ltd
filed 2013-01-14
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

  ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

First Asia Holdings Limited

(Exact name of registrant as specified in its charter)

Canada	0-30801	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Room 1604, Silvercord II Tsim Sha Tsui Kowloon, Hong Kong
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [] Yes [X ] No.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter: CAD $17,333734

As of January 14, 2013, the Company had 61,776,150 shares issued and outstanding.

PART I

(a)

Business Development

First Asia Holdings Limited, (hereinafter referred to as “We,” “Us,”  “First Asia,” the “Company”, or the “Registrant”) is a publicly traded company whose shares trade on the OTCQB market (the “OTCQB”) under the trading symbol “FAHLF”.   The Company was organized under the laws of Ontario, in March 1993.   Currently, the Company, through its subsidiaries, is carrying on regulated money lending business and construction business in Hong Kong. The Company, through its subsidiaries (the “Group”) also owns a 19-storey industrial/commercial building in Hong Kong. The Company is located at Room 1604, Silvercord II, Tsim Sha Tsui, Kowloon, Hong Kong.

On July 10, 2001, we filed a Form 10-SB registration statement with the Securities and Exchange Commission (“SEC”) which became effective on September 8, 2001.  Since such time, we have been subject to the reporting requirements of the Securities Exchange Act of 1934.

Prior to October 1, 2006, the Company’s business consisted exclusively of a computer distribution and custom assembled personal computer system business located in Ontario, Canada.  Subsequent to October 1, 2006, following a change of control in the Company, as reported on a Form 8-K filed with the SEC on August 2, 2006, the Company formed a wholly-owned subsidiary, Melo Biotechnology Limited (“Melo HK”), a British Virgin Islands corporation, to engage in the sales of health products in Hong Kong and China.

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

As disclosed on Form 8-K filed with the SEC on December 10, 2008, on December 4, 2008, the Company entered into and closed an Agreement for Share Exchange (the “Melo Exchange Agreement”) with Melo Limited, Melo International and the shareholders of the Melo International.  Pursuant to the terms of the Melo Exchange Agreement the Company issued a total of 22,127,000 shares of its restricted common stock to the shareholders of the Melo International in exchange for the transfer by them of all of the issued and outstanding common stock of Melo International to the Company’s wholly-owned subsidiary, Melo Limited, thereby making Melo International a wholly-owned subsidiary of the Company (the “Melo Share Exchange”).Melo International engages in the trading of health products. Through the closing of the Share Exchange, the Company succeeded to the business of Melo International.  The Company carried on the business of Melo International in addition to its other business operations. Due to the change in market environment and the unexpected departures of certain major distributors, the business of trading of health products deteriorated a lot in 2009. In 2010, the Group only maintained minimal trading activities.

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

Prior to the closing of the Vagas Share Exchange, Vagas entered into an agreement with the shareholders of Galaxy Garment Limited (“Galaxy”), a Hong Kong corporation pursuant to which Vagas agreed to purchase all of the issued and outstanding capital stock of Galaxy for a total of HK $140,000,000.  Galaxy’s primary asset is a block consisting of a 19-story industrial/commercial building located in Hong Kong valued at a price of HK$140,000,000.  Pursuant to the terms of the purchase agreement, on February 24, 2011, the Board of Directors of the Company authorized the issuance of a total of 10,283,000 shares of restricted common stock, valued at a price of US$0.50 per share,  to two separate entities as partial consideration for the acquisition of the outstanding capital stock of Galaxy.  A total of 7,712,000 shares of restricted common stock were issued to Sunford Limited, a Marshall Islands corporation, and a total of 2,571,000 shares of restricted common stock were issued to Golden Tree Limited, a Marshall Islands corporation. Following the issuance of the Shares the Company has a total of 51,647,134 shares of common stock issued and outstanding. On February 28, 2011, Vagas completed the acquisition of the outstanding share capital of Galaxy. On February 28, 2011, Vagas delivered an additional cash payment of HK$10,012,741.10 (approximately US$1,285,825) to the shareholders of Galaxy and assumed the outstanding balance of HK$75,987,258.9 (approximately US $9,758,430) on the mortgage loan encumbering the property owned by Galaxy.

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

On July 5, 2012, the Company set up two wholly-owned subsidiaries, namely, Giant Management Corporation Limited and Hotel Fund Limited. Both companies are incorporated in Hong Kong and are dormant up to September 30, 2012.

The Chart below depicts the corporate structure of the Company as of September 30, 2012.  Except for First Asia Estate Limited which is a 60% subsidiary, the Company effectively owns 100% of the capital stock of all subsidiaries.

Subsequent Event

Subsequent to the fiscal year ended September 30, 2012, on December 11, 2012, upon the completion of an internal restructuring of group structure, the group’s interests in First Asia Finance Limited (100% interest), Hung Lee Development Limited (100% interest) and First Asia Estate Limited (60% interest) became directly held by the Company. At the same time, without the investments in First Asia Finance Limited, Hung Lee Development Limited and First Asia Estate Limited, Vagas Lane Limited’s entire issue capital was held by Hotel Fund Limited. The Company’s effective interests in each of the subsidiaries remain unchanged. There is no significant financial impact resulting from this internal restructuring.

The management has a preliminary intention to re-develop the 19-storey industrial/commercial building into a business hotel. The above internal restructuring is partly for this purpose. The management will carry out further study to evaluate the feasibility of the proposal.

(b)

Business of the Company

Overview

The principal activity of the Company is investment holding. As of September 30, 2012, the principal activities of the subsidiaries are as follows:

	Place of	Percentage
Name of subsidiary	incorporation	Holding	Principal activity

First Asia Finance Ltd.	Hong Kong	100%	Regulated money lending business
			in Hong Kong

First Asia Estate Ltd.	Hong Kong	60%	Regulated real estate agency business Hong Kong

Hung Lee Development Ltd.	Hong Kong	100%	Construction business

Galaxy Garment Ltd.	Hong Kong	100%	Property investment

Vagas Lane Ltd.	Marshall Islands	100%	Intermediate holding company

Paris Sky Ltd.	Marshall Islands	100%	Intermediate holding company

Giant management	Hong Kong	100%	Intermediate holding company
Corporation Limited

Hotel Fund Limited	Hong Kong	100%	Dormant

c) Business description

During the year ended September 30, 2012, the principal activities of the  operating subsidiaries are as follows:

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

While commercial banks in Hong Kong usually have lengthy and complicated approval processes which can take more than one month for loan applications, many small to medium sized enterprises and individuals with debt-free assets are unable to obtain a short term loan to meet their immediate liquidity needs.  Therefore, strong demand exists for our business.  In most cases, with all our lending criteria satisfied, we are able to approve and grant short term loans within one to three days.

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

3) Licencing Out of First Asia Tower

One of the major assets of our Group is the First Asia Tower (“FAT”), located at No. 8, Fui Yiu Kok Street, Tsuen Wan, New Territories, Hong Kong.  The subject property is a 19-story building and is situated at the southeastern side of Fui Yiu Kok Street in the south-eastern part of Tsuen Wan District, Hong Kong. Developments in the vicinity comprise newly built high-rise residential towers.  Tsuen Wan District is undergoing gradual transition with aged industrial buildings being redeveloped into high-rise residential apartments or modern industrial and commercial office buildings. This greatly increases the potential of appreciation of value of FAT. The management has granted a licence to a third party to use the space of the Building since August 2011 with a monthly fee of US$57,500.

The management has a preliminary intention to re-develop the 19-storey industrial/commercial building into a business hotel. The above internal restructuring is partly for this purpose. The management will carry out further study to evaluate the feasibility of the proposal.

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

Research and Development

We did not carry out any research and development activities in 2012, and do not have any specific plans for research and development in 2013.

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

ITEM 2.

PROPERTIES

Our facilities are located at Room 1604, Silvercord II, Tsim Sha Tsui, Kowloon, Hong Kong. The facility is a secure commercial building. Through a commercial lease for use of the premises which has a 2-year term, we currently occupy approximately 1,500 square feet of service and office space.  Our monthly lease fee  is US$6,400 per month.

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

MINE SAFETY DISCLOSURES.

Not Applicable.

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

	(U.S. $)

2011	HIGH	LOW
Quarter Ended March 31	$0.5	$0.01
Quarter Ended June 30	$1.75	$0.5
Quarter Ended September 30	$1.4	$0.2
Quarter Ended December 31	$1.4	$1.4

2012	HIGH	LOW
Quarter Ended March 31	$1.4	$1.4
Quarter Ended June 30	$1.4	$1.4
Quarter Ended September 30	$1.4	$1.4
Quarter Ended December 31	$1.4	$1.4

Holders.  As of September 30, 2012 there were 61,330,150 shares of common stock issued and outstanding and approximately 440 shareholders of record.

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended September 30, 2012 or 2011.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Overview

First Asia Holdings Limited, (hereinafter referred to as “We,” “Us,”  “First Asia,” the “Company”, or the “Registrant”) is a publicly traded company whose shares trade on the OTCQB market (the “OTCQB”) under the trading symbol “FAHLF”.   The Company was organized under the laws of Ontario, in March 1993.   Currently, the Company, through its subsidiaries, is carrying on regulated money lending business and construction business in Hong Kong. The Group also owns a 19-storey industrial/commercial building in Hong Kong. The building is leased out for rental income. The Company is located at Room 1604, Silvercord II, Tsim Sha Tsui, Kowloon, Hong Kong.

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended September 30, 2012 as compared to the fiscal year ended September 30, 2011. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.  All figures herein are stated in Canadian dollars.

Fiscal Year Ended September 30, 2012 Compared with Fiscal  Year Ended September 30, 2011

Revenues.  During the fiscal year ended September 30, 2012, the Company had operating revenues of CAD $1,398,680, as compared to revenues of CAD $1,170,726 for the fiscal year ended September 30, 2011, an increase of $227,954, or approximately 19%.  Despite the absence of the revenue from trading of health products, revenue increases because more resources have been put into the business of money lending in Hong Kong which continues to be a profitable business.

Costs of Revenue.  The cost of revenue for the fiscal year ended September 30, 2012 was CAD $Nil, as compared to CAD $247,227 for the fiscal year ended September 30, 2011, a decrease of $247,227, or 100%. The decrease is due to the classification of costs to operating expenses which are below the line.

Operating Expenses.  Operating expenses for the fiscal year ended September 30, 2012 were CAD $1,660,701.  Of this, CAD $44,743 was allocated to Selling and Distribution, CAD $1,615,958 was allocated to General and Administrative Expenses.  Operating expenses for the fiscal year ended

September 30, 2011 were CAD $1,011,434.  Of this, CAD $41,281 was allocated to Selling and Distribution, CAD $897,313 was allocated to General and Administrative Expenses and CAD $ 72,840 represents loss on disposal of subsidiaries.

Net loss.  The Company had a net loss for the fiscal year ended September 30, 2012 of CAD $324,573, as compared to a net loss of CAD $141,136 for the fiscal year ended September 30, 2011.

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of September 30, 2012, our audited balance sheet reflects that we have cash and cash equivalents of CAD $207,380 total current assets of CAD $5,842,510, total assets of CAD $28,356,438, total liabilities of CAD $10,398,744, and total stockholders’ equity of CAD $17,939561.  The net cash generated by operating activities for the fiscal year ended September 30, 2012 was CAD $1,334,116.  The net cash used in investing activities for the fiscal year ended September 30, 2012 was CAD $9,800.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

FIRST ASIA HOLDINGS LIMITED

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

INDEX TO FINANCIAL STATEMENTS

JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PEOPLE’S REPUBLIC OF CHINA

Room 20HH08, 20/F., Eu Hua Mansion, Huangmugang, Futian, Shenzhen, China. (Postal code : 518035)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

FIRST ASIA HOLDINGS LIMITED

 (INCORPORATED IN CANADA)

We have audited the accompanying consolidated balance sheets of First Asia Holdings Limited and subsidiaries as of September 30, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Asia Holdings Limited and its subsidiaries as of September 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PRC

Shenzhen, China

January 14, 2013

First Asia Holdings Limited

Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of September 30, 2012 and 2011

	September 30	September 30
	2012	2011
ASSETS
Current assets
Cash and cash equivalent	$207,380	$522,245
Accounts receivable	-	-
Loans and advances	4,631,137	3,194,582
Prepayment, deposits and other receivable	1,003,993	2,507,606
Total current assets	5,842,510	6,224,433
Goodwill	4,200,376	4,200,376
Property, plant and equipment	18,313,552	18,828,626

TOTAL ASSETS	$28,356,438	$29,253,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank overdraft – secured	$978,558	$-
Mortgage payable – secured	6,951,690	7,582,762
Accounts and other payable, and accrued liabilities	1,313,753	328,486
Accounts payable, related parties	1,031,723	5,124,768
Income taxes payable	123,020	45,859

Total current liabilities	10,398,744	13,081,875,

TOTAL LIABILITIES	10,398,744	13,081,875

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding: 61,330,150 at September 30, 2012 (59,032,584 at September 30, 2011)	22,930,650	20,824,272

Deficit	(4,991,089)	(4,666,516)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	17,939,561	16,157,756

Non-controlling interest	18,133	13,804

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,356,438	$29,253,435

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Consolidated Statements of Operations

(Stated in Canadian Dollars)

For the Years Ended September 30, 2012 and 2011

	Years ended September 30
	2012	2011

Revenue	$1,398,680	$1,170,726

Direct costs	-	(247,227)

Gross profit	1,398,680	923,499

Operating expenses
Selling and distribution	44,743	41,281
General and administrative	1,615,958	897,313
Loss on disposal of subsidiaries	-	72,840
	(1,660,701)	(1,011,434)

Other operating income	-	-

Operating losses	(262,021)	(87,935)

Interest expenses, net
Other comprehensive income	19,643	3,871

Loss before taxation	(242,378)	(84,064)

Provision for taxation	(77,615)	(43,867)

Net loss	(319,993)	(127,931)

Non-controlling interests	(4,580)	(13,205)

Net loss attributable to stockholders of First Asia Holdings Limited	$(324,573)	$(141,136)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$(0.005)	$(0.003)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	61,330,150	43,577,479

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Consolidated Statements of Cash Flows

(Stated in Canadian Dollars)

For the Year Ended September 30, 2012 and 2011

	Years ended September 30
	2012	2011

Cash flows from operating activities
Loss for the year	(242,378)	(84,064)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	524,169	157,420
Cash effect of changes in:
Accounts receivable	-	(38,319)
Loans and advances	(1,436,555)	(1,929,169)
Prepayment, deposits and other receivable	1,503,613	(21,574)
Accounts payables and accrued liabilities	985,267	238,614
Net changes by way of purchase/sale of subsidiaries	-	284,769

Net cash inflows/(outflows) from operating activities	1,334,116	(1,392,323)

Cash flows in investing activities
Purchase of equipment	(9,800)	(97,638)

Net cash outflows used in investing activities	(9,800)	(97,638)

Cash flows from financing activities
Borrowings from related parties, net	-	1,259,452
Repayment to related parties, net	978,558	-
Fund from bank overdraft	(4,093,045)	-
Repayment of mortgage loan	(631,072)	(2,488,578)
Issue of shares	2,106,378	2,842,033

Net cash (outflows)/inflows provided by financing activities	(1,639,181)	1,612,907

Net (decrease)/increase in cash and cash equivalents	(314,865)	122,946

Cash and cash equivalents - beginning of year	522,245	399,298

Cash and cash equivalents - end of year	207,380	522,245

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Consolidated Statements of Stockholders’ equity

(Stated in Canadian Dollars)

For the Year Ended September 30, 2012 and 2011

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income	Total

As at September 30, 2010	$6,095,318	(4,615,588)	90,208	1,569,938

Net loss	-	(141,136)	-	(141,136)

Issuance of common stocks	14,728,954	-	-	14,728,954

As at September 30, 2011	20,824,272	$(4,756,724)	$90,208	$16,157,756

Loss for the year	-	(324,573)	-	(324,573)

Issuance of common stocks	2,106,378	-	-	2,106,378

As at September 30, 2012	$22,930,650	(5,081,297)	90,208	17,939,561

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Consolidated Financial Statements

September 30, 2012

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

First Asia Holdings Limited, (hereinafter referred to as the “Company”) is a publicly traded company whose shares trade on the OTCQB market under the trading symbol “FAHLF”.  The Company was organized under the laws of Ontario, Canada, as MIAD Systems, Ltd in March 1993.  On November 16, 2006, the Company changed its name to Melo Biotechnology Holdings, Inc. On February 2, 2011, it changed its name again to “First Asia Holdings Limited”. The registered office of the Company is located at Room 1604, Silvercord II, Tsim Sha Tsui, Kowloon, Hong Kong..

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

The principal activity of the Company is investment holding. Principal activities of the subsidiaries are as follows:

	Place of	Percentage
Name of subsidiary	incorporation	Holding	Principal activity

First Asia Finance Ltd.	Hong Kong	100%	Regulated money lending business
			in Hong Kong

First Asia Estate Ltd.	Hong Kong	60%	Regulated real estate agency business Hong Kong

Hung Lee Development Ltd.	Hong Kong	100%	Construction business

Galaxy Garment Ltd.	Hong Kong	100%	Property investment

Vagas Lane Ltd.	Marshall Islands	100%	Intermediate holding company

Paris Sky Ltd.	Marshall Islands	100%	Intermediate holding company

Giant management	Hong Kong	100%	Intermediate holding company
Corporation Limited

Hotel Fund Limited	Hong Kong	100%	Dormant

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of accounting

The Company's financial statements were prepared using Canadian generally accepted accounting principles ("GAAP"), which differs in some respects from US GAAP. There are no material differences between Canadian GAAP and US GAAP in the balance sheets of the Company as at September 30, 2012 and 2011, and the statements of operations, stockholders' equity and cash flows for the years then ended.

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

For the year ended and as of September 30, 2012, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

A) Wholly-owned subsidiaries

1.

Vagas Lane Limited

2.

First Asia Finance Limited

3.

Hung Lee Development Limited

4.

Paris Sky Limited

5.

Galaxy Garment Limited

6.

Giant Management Corporation limited

7.

Hotel Fund Limited

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

(e)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debts incurred during the year ended September 30, 2012 is CAD$1,865.

(f)

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the year ended September 30, 2012 and the year ended September 30, 2011, there was no impairment charge recognized.

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

(l) Valuation of Long-Lived Assets

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of September 30, 2012, management does not believe any of the Company’s assets were impaired.

(m)

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

(n)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2012, there was no common share equivalents outstanding.

(o)

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

(p)

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

(q)

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

(r) Foreign Currency Translation

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Year ended September 30, 2012	Year ended September 30, 2011
Period end CAD$: HK$ exchange rate	0.126800	0.132540
Average periodic CAD$: HK$ exchange rate	0.129670	0.126783

(s)

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

(t)   Recently Implemented Standards

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

NOTE 4 -  CONCENTRATION OF CREDIT RISK OF ACCOUNTS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of loan receivable. There is no concentration of credit risk with respect to loan receivable is limited as the customer base is wide. The Company regularly monitors the creditworthiness of the customers and believes that they have adequately provided for exposure to potential credit losses.

NOTE 5 – PLANT AND EQUIPMENT

			September 30	September 30
		Accumulated	2012	2011
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	623,740	18,198,482	18,679,468

Leasehold improvement	129,749	44,949	84,800	108,203

Office equipment	29,428	10,498	18,930	26,414

Computer equipment	16,786	5,446	11,340	14,540

				18,828,626

Leasehold improvement has useful lives of 5 years, whereas all the office and computer equipment have useful lives of 4 years.

NOTE 6.  BANK OVERDRAFT -SECURED

The bank overdraft is secured by the company’s land and building. It bears an interest rate equal to the Hong Kong prime rate. It is repayable on demand.

NOTE 7.  MORTGAGE PAYABLE -SECURED

The mortgage payable is secured by the company’s land and building. The mortgage agreement contains a clause that the financial institution has the discretion to call for immediate full repayment of the payable.

NOTE 8 -  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly other payables, deposit recived, temporary receipts and accrued professional fee which are all current

NOTE 9 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong, the statutory corporate income tax rates are 16.5% for the years ended September 30, 2012 and 2011.

The provisions for income taxes for each of the two years ended September 30, 2012 and 2011 are summarized as follows:

	As of September 30,
	2012	2011

Current	$77,615	$43,867

TOTAL	$77,615	$43,867

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 10 - EQUITY

First Preference Stock:

The Company is authorized to issue unlimited number of first preference shares without par value.  As of September 30, 2012 and 2011, there were no shares of preferred stock issued and outstanding.

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

On April 10, 2012, the Company sold 711,000 shares of restricted common stock at $1.00 per share in a private placement for proceeds of $711,000.

On July 16, 2012, the Company sold 1,586,566 shares of restricted common stock at $1.00 per share in a private placement for proceeds of $1,586,566.

Subsequent to the financial year end, on October 5, 2012, the Company sold 446,000 shares of restricted common stock at $1.00 per share in a private placement for proceeds of $446,000.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2012 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2012, the Company's internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our officers and directors as of September 30, 2012.  All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified.  Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The directors and executive officers currently serving the Company are:

Name	Age	Position	Tenure

Luk Lai Ching Kimmy	48	Director, Chairman, Chief Financial Officer	Since April 2011
Lee Siew Weng Thomas	50	Director	Since January 2012

Biographical Information

Ms. Luk Lai Ching Kimmy.  Ms. Luk Lai Ching Kimmy, age 48, is a director of the Company.  In addition to serving as a director of the Company, she also serves as the executive director of First Asia Strategy Limited, a company whose principal business operations are focused on investment holding.  Ms. Luk Lai Ching Kimmy has over 10 years of experience in marketing and promoting real estate projects in Hong Kong.  She was appointed to the Board of Directors of the Company for her significant experience in the Hong Kong real estate industry. From April 2004 to present, Ms. Luk has been the Vice President of Royal Tactics Consultancy Limited which is located in Hong Kong and is principally engaged in provision of consultancy services in relation to real estate projects. As Vice President of Royal Tactics Consultancy Limited, Ms. Luk was responsible for promoting the implementation and completion of real estate projects in Hong Kong and South East Asia.

Mr. Lee Siew Weng Thomas: Mr. Thomas Lee, age 50, is a non-executive director of the Company.  He is a Canadian resident. In addition to serving as a non-executive director of the Company, he also serves as the executive director of Perfect Trading Company.  From 2005 to present, Mr. Lee has been the executive director of Perfect Trading Company which is located in Hong Kong and is in the business of general trading. As the executive director of Perfect Trading Company, Mr. Lee was responsible for the overall marketing function and for maintaining the extensive network in selling various types of consumer products.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon a review of the forms submitted to the Company with respect to its most recent fiscal year, the Company believes that Form 3 Initial Statements of Beneficial Ownership for Luk Lai Ching Kimmy, and Lee Siew Weng Thomas have not been filed as required.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended September 30, 2012 and 2011. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

Luk Lai Ching Kimmy Chairman and Chief Financial Officer	2012 2011	$0.00 --	-- --	-- --	-- --	-- --	-- --	-- --	$0.00 --

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

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended September 30, 2012.

					Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Luk Lai Ching Kimmy	$0.00	--	--	--	--	--	$0.00
Tommy Chan	$0.00	--	--	--	--	--	$0.00
Lee Siew Weng	$0.00	--	--	--	--	--	$0.00
Thomas

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of September 30, 2012, certain information with respect to the common stock beneficially owned by (i) each Director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common	Luk Lai Ching Kimmy (1) Director, Chairman and Chief Financial Officer Room 1604, Silvercord II Tsim Sha Tsui, Kowloon Hong Kong	18,000,000	29.3%
Common	Tommy Chan (3) Director Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong	0	0.0%
Common	Lee Siew Weng Thomas (1) Director Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong	0	0.0%
Common	Huge Team Investments Limited(4) Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong	13,000,000	21.2%
Common	Sunford Limited(5) Flat A & B, 26/F, Tower 12, Tierra Verde, 33 Tsing King Road, Tsing Yi, New Territories, Hong Kong	7,712,000	12.6%
Common	All Directors and executive officers	18,000,000	29.3%

(1)

The person listed is currently an officer, a director, or both, of the Company.

(2)

Based upon 61,330,150 shares issued and outstanding

(3)

Tommy Chan resigned as director of the Company on January 21, 2012.

(4)

Huge Team Investments Limited is a British Virgin Islands company based in Hong Kong.  Mr Tom Qiu makes decisions as to the voting and disposition of the securities owned by Huge Team Investments Limited.

(5)

Sunford Limited is a Marshall Islands company based in Hong Kong.  Mr Kuthoor Shanty Bernard makes decisions as to the voting and disposition of the securities owned by Huge Team Investments Limited.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1) The aggregate fees billed by JTC Fair Song CPA Firm for audit of the Company's annual financial statements were US$32,000 for the fiscal year ended September 30, 2012, and US$30,000 for the fiscal year ended September 30, 2011.

Audit Related Fees

(2)

JTC Fair Song CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2012 and 2011.

Tax Fees

(3) The aggregate fees billed by JTC Fair Song CPA for tax compliance, tax advice and tax planning were $0 for the fiscal year ended September 30, 2012 and $0 for the fiscal year ended September 30, 2011.

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

FIRST ASIA HOLDINGS LIMITED

By:  Luk Lai Ching Kimmy

       Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial

       Officer, Principal Accounting Officer

Date: January 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Luk Lai Ching Kimmy

Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial

Officer, Principal Accounting Officer, Director

Date: January 14, 2013

By:  Lee Siew Weng Thomas

Director

Date: January 14, 2013