Form 10-K/A
period 2012-09-30
FIRST ASIA HOLDINGS Ltd
filed 2013-01-16
CIK 1081568

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [] No.

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-K/A to First Asia Holdings Limited’s annual report of Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on January 14, 2012 (the “form 10-K”), is solely for the purpose of furnishing the Interactive Data Files, including Exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB, 101.PRE, and 101.DEF, in Part II, Item 15 of this Form 10-K/A and making certain conforming changes to Item 15.

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

ITEM 15.

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

Date: January 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Luk Lai Ching Kimmy

Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial

Officer, Principal Accounting Officer, Director

Date: January 16, 2013

By:  Lee Siew Weng Thomas

Director

Date: January 16, 2013

4