Form 10-Q
period 2012-12-31
FIRST ASIA HOLDINGS Ltd
filed 2013-02-19
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-30801

FIRST ASIA HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Room 1604，Silvercord II Tsim Sha Tsui Kowloon, Hong Kong
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

As of February 19, 2013 the Issuer had 61,985,970 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of First Asia Holdings Limited, a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal year ended September 30, 2012.

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2012

First Asia Holdings Limited

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of December 31, 2012 and September 30, 2012

	December 31	September 30
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$330,900	$207,380
Loans and advances (note 4)	6,001,733	4,631,137
Prepayment, deposits and other receivable	953,778	1,003,993
Total current assets		5,842,510
Goodwill	4,200,376	4,200,376
Property, plant and equipment (note 5)	18,233,594	18,313,552

TOTAL ASSETS	$29,720,381	$28,356,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank overdraft – secured	$1,088,870	$978,558
Mortgage payable – secured	6,970,321	6,951,690
Accounts payable and accrued liabilities (note 6)	2,590,202	1,313,753
Accounts payable, related parties	575,618	1,031,723
Income taxes payable	143,020	123,020

Total current liabilities		13,098,744

TOTAL LIABILITIES	11,368,031	13,098,744

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil		-
Common shares without par value, authorized – unlimited;
Issued and outstanding: 61,776,150 at December 31, 2012 61,330,150 at September 30, 2012)	23,369,871	22,930,650

Deficits	(5,035,654)	(4,991,089)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	18,334,217	17,939,561

Non-controlling interests	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,720,381	$28,356,438

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2012

And For the Three Months Ended December 31, 2011

	3 months ended	3 months ended
	December 31	December 31
	2012	2011
	(unaudited)	(unaudited)

Revenue	305,124	286,683

Direct costs	-	-

Gross profit	305,124	286,683

Operating expenses
Selling and distribution costs	23,645	12,472
General and administrative expenses	321,538	406,194
Total operating expenses	(345,183)	(418,666)

LOSS FROM OPERATIONS	(40,059)	(131,983)

OTHER INCOME
Other comprehensive income	15,494	4,603
	15,494	4,603

LOSS BEFORE INCOME TAXES	(24,565)	(127,380)

INCOME TAXES	(20,000)	(9,736)

NET LOSSES	(44,565)	(137,116)

Non-controlling interests	-	(251)

Net loss attributable to stockholders of First Asia Holdings
Limited	(44,565)	(137,367)

Accumulated deficits, Beginning of period	(4,991,089)	(4,666,516)

Accumulated deficits, End of period	(5,035,654)	(4,803,883)

NET LOSS PER COMMON SHARE
Basic and fully diluted	(0.0007)	(0.002)

WEIGHTED AVERAGE COMMON SHARE
OUTSTANDING
Basic and fully diluted	61,776,150	59,032,584

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2012

And For the Three Months Ended December 31, 2011

	3 months ended	3 months ended
	December 31	December 31
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss for the period	(24,565)	(127,380)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	79,958	163,006
Net assets by way of acquisition
Cash effect of changes in:
Accounts receivable	-	-
Deposit, prepayment and other receivable	50,215	99,080
Loan receivable	(1,370,596)	173,863
Accounts payables and accrued liabilities	1,276,449	105,927

Net cash inflow provided by operating activities	11,461	414,496

Cash flows from investing activities
Purchase of equipment	-	(1,397)

Net cash outflow from investing activities	-	(1,397)

Financing activities
Issue of shares	439,222	-
Bank overdraft	110,312	-
Repayment of shareholders’ loans	(456,105)	(119,897)
Mortgage loan	18,630	(150,123)

Net cash outflows from financing activities	112,059	(270,020)

Net increase/(decrease) in cash and cash equivalents	123,520	143,079

Cash and cash equivalents - beginning of period	207,380	522,245

Cash and cash equivalents - end of period	330,900	665,324

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Interim Financial Statements

December 31, 2012 (unaudited)

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

For the quarter ended and as of December 31, 2012, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

A) Wholly-owned subsidiaries

a) Hong Kong Companies

1.

First Asia Finance Limited

2.

Hung Lee Development Limited

3.

Galaxy Garment Limited

4.

Giant Management Corporation Limited

b) Marshall Islands Companies

1.

Vagas Lane Limited

2.

Paris Sky Limited

c) Cayman Islands Company

1.  Hotel Fund Limited

B) Non-wholly-owned subsidiary (Hong Kong Company)

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

(d)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debts incurred during the quarter ended December 31, 2012 is Nil.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the quarter ended December 31, 2012 and the year ended September 30, 2012, there was no impairment charge recognized.

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

The Company's income tax expense for quarter ended December 31, 2012 was CAD20,000.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of December 31, 2012, management does not believe any of the Company’s assets were impaired.

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

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2012, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Three months ended December 31, 2012	Three months ended December 31, 2011
Period end CAD$: HK$ exchange rate	7.7785	7.6168
Average periodic CAD$: HK$ exchange rate	7.8186	7.6007

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

5.   PROPERTY, PLANT AND EQUIPMENT

			December 31	September 30
		Accumulated	2012	2012
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	694,323	18,127,899	18,198,482

Leasehold improvement	129,749	51,436	78,313	84,800

Office equipment and furniture	29,428	12,337	17,091	18,930

Computer equipment	16,786	6,495	10,291	11,340

	18,998,185	764,591	18,233,594	18,313,552

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

7.

COMMON SHARES

During the quarter ended December 31, 2012, 446,000 common shares were issued.

8.    SUBSEQUENT EVENT

Subsequent to the financial year end, on January 16, 2013, the Company sold 209,820 shares of restricted common stock at $1.00 per share in a private placement for proceeds of $209,820.

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

Overview and Recent Developments

First Asia Holdings Limited, (hereinafter referred to as “We,” “Us,”  “First Asia,” the “Company”, or the “Registrant”) is a publicly traded company whose shares trade on the OTCQB market (the “OTCQB”) under the trading symbol “FAHLF”.   The Company was organized under the laws of Ontario, in March 1993.   Currently, the Company, through its subsidiaries, is carrying on regulated money lending business and construction business in Hong Kong. The Group also owns a 19-storey industrial/commercial building in Hong Kong. The Company is located at  Hong Kong.

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

First Asia Holdings Ltd.
(Canadian Co)
100%
100%
60%
100%
First Asia
Finance Ltd.
(Hong Kong
Co.)
First Asia Estate
Ltd.
(Hong Kong
Co.)
Hung Lee
Development Ld.
(Hong Kong Co.)
Giant Management
Corporation Ltd.
(Hong Kong Co.)
100%
Hotel Fund Ltd.
(Cayman Islands Co.)
100%
Vagas Lane Ltd.
(Marshall Islands Co)
100%
10%
Paris Sky Ltd.
(Marshall Islands Co.)
90%
Galaxy Garment Ltd.
(Hong Kong Co.)

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended December 31, 2012 as compared to the fiscal period ended December 31, 2011.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  All figures herein are stated in Canadian dollars

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

Revenues.  During the fiscal period ended December 31, 2012, the Company had operating revenues of CAD $305,124, as compared to revenues of CAD $286,683 for the fiscal period ended December 31, 2011, an increase of $18,441, or approximately 6.4%.  Revenue increases which is mainly due to increase in revenue from money lending business.

Costs of Revenue (Direct Cost) No cost items are classified as direct costs.

Operating Expenses.  Operating expenses for the fiscal period ended December 31, 2012 were CAD $345,183 .  Of this, CAD $23,645 was allocated to Selling and Distribution, CAD $321,538 was allocated to General and Administrative Expenses.  Operating expenses for the fiscal period ended December 31, 2011 were CAD $418,666. Of this, CAD $12,472 was allocated to Selling and Distribution, CAD $406,194       was allocated to General and Administrative Expenses. The decrease in operating expernses is caused by the successful cost control of the group

Net loss.  The Company had a net loss for the fiscal period ended December 31, 2012 of CAD $44,565, as compared to a net loss of CAD $137,367 for the fiscal period ended December 31, 2011

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of December 31, 2012, our balance sheet reflects that we have cash and cash equivalents of CAD $330,900, total current assets of CAD $7,286,411, total assets of CAD $29,720,381, total liabilities of CAD $11,368,031, and total stockholders’ equity of CAD $18,334,217. The net cash generated by operating activities for the fiscal period ended December 31, 2012 was CAD $11,461.  The net cash used in investing activities for the fiscal period ended December 31, 2012 was Nil.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Subsequent to the financial year end, on January 16, 2013, the Company sold 209,820 shares of restricted common stock at $1.00 per share in a private placement for proceeds of $209,820.

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

Date:  February 19, 2013

By: /s/   Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Financial Officer

Date:  February 19, 2013