Form 10-Q/A
period 2012-12-31
FIRST ASIA HOLDINGS Ltd
filed 2013-02-26
CIK 1081568

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

Room 1604，Silvercord II Tsim Sha Tsui, Kowloon, Hong Kong
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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-Q/A to First Asia Holdings Limited’s periodic report on Form 10-Q for the fiscal period ended December 30, 2012, filed with the Securities and Exchange Commission on February 19, 2013 (the “Form 10-Q”), is solely for the purpose of furnishing the Interactive Data Files, including Exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB, 101.PRE, and 101.DEF, in Part II, Item 6 of this Form 10-Q/A and making certain conforming changes to Item 6.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

INS XBRL Instance Document.**

101

SCH XBRL Schema Document.**

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document.**

101

LAB XBRL Taxonomy Extension Label Linkbase Document.**

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document.**

101

DEF XBRL Taxonomy Extension Definition Linkbase Document.**

*

Previously Filed

**

Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ASIA HOLDINGS LIMITED

By:  Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Executive Officer

Date:   February 26, 2013

By:  Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Financial Officer

Date:   February 26, 2013

3