Form 10-Q
period 2013-03-31
FIRST ASIA HOLDINGS Ltd
filed 2013-05-20
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ) [X] Yes [ ] No.

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

As of May 20, 2013 the Issuer had 62,346,270 shares of common stock issued and outstanding.

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

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2013

First Asia Holdings Limited

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of March 31, 2013 and September 30, 2012

	March 31	September 30
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$547,476	$207,380
Loans and advances (note 4)	6,963,610	4,631,137
Prepayment, deposits and other receivable	942,180	1,003,993
Total current assets		5,842,510
Goodwill	4,200,376	4,200,376
Property, plant and equipment (note 5)	18,129,941	18,313,552

TOTAL ASSETS	$30,783,583	$28,356,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank overdraft – secured	$1,181,870	$978,558
Mortgage payable – secured	6,891,420	6,951,690
Accounts payable and accrued liabilities (note 6)	2,767,062	1,313,753
Accounts payable, related parties, net	1,225,868	1,031,723
Income taxes payable	157,020	123,020

Total current liabilities		13,098,744

TOTAL LIABILITIES	12,223,240	13,098,744

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil	-	-
Common shares without par value, authorized – unlimited;
Issued and outstanding: 61,985,970 at March 31, 2013 61,330,150 at September 30, 2012)	23,576,795	22,930,650

Deficits	(5,034,585)	(4,991,089)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	18,542,210	17,939,561

Non-controlling interests	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,783,583	$28,356,438

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended March 31, 2013

And For the Three Months Ended March 31, 2012

	6 months ended March 31		3 months ended March 31
	2013	2012	2013	2012

REVENUE	$699,927	451,264	394,803	164,581

DIRECT COST	-	-	-	-

GROSS PROFIT	699,927	451,264	394,803	164,581

OPERATING EXPENSES
Selling and distribution	37,633	16,350	13,988	3,878
General and administrative	691,650	917,421	370,112	511,227
PROFIT/(LOSS) FROM OPERATIONS	29,356)	(482,507)	10,703	(350,524)

Other income	19,860	23,863	4,366	19,260

	$(9,496)	(458,644)	15,069	(331,264)

Taxation	(34,000)	(24,615)	(14,000)	(14,879)

	(43,496)	(483,259)	1,069	(346,143)

Attributable to non-controlling	-	(4,580)	-	(4,329)
Interest

NET PROFIT/(LOSS)	(43,496)	(487,839)	1,069	(350,472)

NET PROFIT/LOSS PER SHARE
- BASIC AND DILUTED	$(0.0007)	(0.008)	0.00002	(0.006)

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	61,985,970	59,032,584	61,985,970	59,032,584

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Six Months Ended March 31, 2013

And For the Three Months Ended March 31, 2012

	6 months ended	6 months ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Cash flows from operating activities
Loss for the period	(9,496)	(458,644)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Depreciation	183,611	407,231
Cash effect of changes in:
Deposit, prepayment and other receivables	61,813	1,006,936
Loan receivable	(2,332,473)	(996,249)
Accounts payables and accrued liabilities	1,453,309	(51,210)

Net cash outflow from operating activities	(643,236)	(91,936)

Financing activities
Issue of share	646,145	-
New fund from bank overdraft	203,312	726,973
Advance from related parties	194,145	201,530
Repayment of mortgage loan	(60,270)	(906,459)
Net cash inflows from financing activities	983,332

Net increase/(decrease) in cash and cash equivalents	340,096	(69,892)

Cash and cash equivalents - beginning of period	207,380	522,245

Cash and cash equivalents - end of period	547,476	452,353

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Interim Financial Statements

March 31, 2013 (unaudited)

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

For the quarter ended and as of March 31, 2013, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

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

(d)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debts incurred during the quarter ended March 31, 2013 is CAD$21,276.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the quarter ended March 31, 2013 and the year ended September 30, 2012, there was no impairment charge recognized.

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

The Company's income tax expense for quarter ended March 31, 2013 was CAD20,000.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of March 31, 2013 management does not believe any of the Company’s assets were impaired.

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

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2013, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Period end CAD$: HK$ exchange rate	7.6336	7.7854
Average periodic CAD$: HK$ exchange rate	7.6746	7.7354

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

5.

PROPERTY, PLANT AND EQUIPMENT

			March 31	September 30
		Accumulated	2013	2012
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	774,002	18,048,220	18,198,482

Leasehold improvement	129,749	69,114	60,635	84,800

Office equipment and furniture	29,428	16,346	13,082	18,930

Computer equipment	16,786	8,782	8,004	11,340

	18,998,185	868,244		18,313,552

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

7.

COMMON SHARES

During the quarter ended March 31, 2013, 209,820 common shares were issued.

8.    SUBSEQUENT EVENT

Subsequent to the financial period ended, on April 3, 2013, the Company sold 360,300 shares of restricted common stock at $1.00 per share in a private placement for proceeds of $360,300.

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

Overview and Recent Developments

First Asia Holdings Limited, (hereinafter referred to as “We,” “Us,”  “First Asia,” the “Company”, or the “Registrant”) is a publicly traded company whose shares trade on the OTCQB market (the “OTCQB”) under the trading symbol “FAHLF”.   The Company was organized under the laws of Ontario, in March 1993.   Currently, the Company, through its subsidiaries, is carrying on regulated money lending business and construction business in Hong Kong. The Group also owns a 19-story industrial/commercial building in Hong Kong. The Company is located in Hong Kong.

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

The management has a preliminary intention to re-develop the 19-story industrial/commercial building into a business hotel. The above internal restructuring is partly for this purpose. The management will carry out further study to evaluate the feasibility of the proposal.

The Chart below depicts the corporate structure of the Company as of the date of this 10-Q.  Except for First Asia Estate Limited which is a 60% subsidiary, the Company effectively owns 100% of the capital stock of all subsidiaries.

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended March 31, 2013 as compared to the fiscal period ended March 31, 2012.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  All figures herein are stated in Canadian dollars

Results of Operations for the Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.

Revenues.  During the three months ended March 31, 2013, the Company had operating revenues of CAD$394,803, as compared to revenues of CAD$164,581 for the three months ended March 31, 2012, an increase of CAD$230,222, or approximately 140%. The increase in revenue is primarily attributable to the increase in revenue from First Asia Finance which was in full operation in 2013.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance and the licence fee income from Galaxy Garment. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the three months ended March 31, 2013 were CAD$384,100. Of this, CAD$13,988 was allocated to Selling and Distribution, CAD$370,112 was allocated to General and Administrative Expenses. Operating expenses for the three months ended March 31, 2012 were CAD$515,105. Of this, CAD$3,878 was allocated to Selling and Distribution, CAD$511,227 was allocated to General and Administrative Expenses. The increase in Selling and Distribution  expenses was due to more agents being employed to promote the money-lending business. The decrease in General and Administrative expenses was primarily attributable to the success in cost control.

Net Gain/Loss.   The Company had a net profit for the three months ended March 31, 2013 of CAD $1,069, as compared to a net loss of CAD$346,143 for the three months ended March 31, 2012.  The tiny net profit experienced by the Company was attributable to the improved performance of the business of money-lending business operated by First Asia Finance.

Results of Operations for the Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012.

Revenues.  During the six months ended March 31, 2013, the Company had operating revenues of CAD$699,927, as compared to revenues of CAD$451,264 for the six months ended March 31, 2012, an increase of CAD$248,663. The increase in revenue is primarily attributable to the increase in revenue from First Asia Finance which was in full operation in 2013.

Costs of Revenue. The revenue represent interest income and service fee income from the money lending business of First Asia Finance and the license fee income from Galaxy Garment. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the six months ended March 31, 2013 were CAD$729,283. Of this, CAD$37,633 was allocated to Selling and Distribution, CAD$691,650 was allocated to General and Administrative Expenses. Operating expenses for the six months ended March 31, 2012 were CAD$933,771. Of this, CAD$16,350 was allocated to Selling and Distribution, CAD$917,421 was allocated to General and Administrative Expenses.  The increase in Selling and Distribution  expenses was due to more agents being employed to promote the money-lending business. The decrease in General and Administrative expenses was primarily attributable to the success in cost control.

Net Gain/Loss.   The Company had a net loss for the six months ended March 31, 2013 of CAD$43,496, as compared to a net loss of CAD$483,259 for the six months ended March 31, 2012.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of March 31, 2013, our balance sheet reflects that we have cash and cash equivalents of CAD$547,476, total current assets of CAD$8,453,266 total assets of CAD$30,783,583, total liabilities of CAD $12,223,240, and total stockholders’ equity of CAD $18,542,210. The net cash outflow from operating activities for the fiscal period ended March 31, 2013 was CAD$643,236.  The net cash inflow from investing activities for the fiscal period ended March 31, 2013 was CAD$983,332.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Subsequent to the financial period ended, on April 3, 2013, the Company sold 360,300 shares of restricted common stock at $1.00 per share in a private placement for proceeds of $360,300.

For all of the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

INS XBRL Instance Document.

101

SCH XBRL Schema Document.

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101

LAB XBRL Taxonomy Extension Label Linkbase Document.

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101

DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ASIA HOLDINGS LIMITED

By: /s/   Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Executive Officer

Date:  May 20, 2013

By: /s/   Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Financial Officer

Date:  May 20, 2013