Form 10-Q/A
period 2013-03-31
FIRST ASIA HOLDINGS Ltd
filed 2013-05-20
CIK 1081568

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-Q/A to First Asia Holdings Limited’s periodic report on Form 10-Q for the fiscal period ended March 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013 (the “Form 10-Q”), is solely for the purpose of furnishing the Interactive Data Files, including Exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB, 101.PRE, and 101.DEF, in Part II, Item 6 of this Form 10-Q/A and making certain conforming changes to Item 6.

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

SCH XBRL Schema Document. **

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

4