Form 10-Q
period 2013-06-30
FIRST ASIA HOLDINGS Ltd
filed 2013-08-19
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
(852) 231523168
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

As of August 15, 2013 the Issuer had 62,346,270 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of First Asia Holdings Limited (the "Company"), a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal period ended June 30, 2013.

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2013

FIRST ASIA HOLDINGS LIMITED

Condensed Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of June 30, 2013 and September 30, 2012

	June 30	September 30
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$459,218	$207,380
Loans and advances (note 4)	7,575,134	4,631,137
Prepayment, deposits and other receivable	1,088,384	1,003,993
Total current assets		5,842,510
Goodwill	4,200,376	4,200,376
Property, plant and equipment (note 5)	17,992,291	18,313,552

TOTAL ASSETS	$31,315,403	$28,356,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank overdraft – secured	$2,525,729	$978,558
Mortgage payable – secured	6,804,045	6,951,690
Accounts payable and accrued liabilities (note 6)	1,254,764	1,313,753
Accounts payable, related parties, net	1,639,159	1,031,723
Income taxes payable	162,020	123,020

Total current liabilities	12,385,717	13,098,744

TOTAL LIABILITIES	12,385,717	13,098,744

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil	-	-
Common shares without par value, authorized – unlimited;
Issued and outstanding: 62,346,270 at June 30, 2013 61,330,150 at September 30, 2012)	23,942,500	22,930,650

Deficits	(5,030,947)	(4,991,089)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	18,911,553	17,939,561

Non-controlling interests	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,315,403	$28,356,438

See Notes to Financial Statements

FIRST ASIA HOLDINGS LIMITED

Condensed Consolidated Statements of Operations

(Stated in Canadian Dollars)

For the Three and Nine Months Ended June 30, 2013

And for the Three and Nine Months Ended June 30, 2012

	9 months ended June 30		3 months ended June 30
	2013	2012	2013	2012

REVENUE	$1,145,540	969,837	445,613	518,573

DIRECT COST	-	-	-	-

GROSS PROFIT	1,145,540	969,837	445,613	518,573

OPERATING EXPENSES
Selling and distribution	47,199	18,434	9,566	2,084
General, finance and administrative	1,120,116	1,262,374	428,466	344,953
	1,167,315	1,280,808	438,032	347,037

PROFIT/(LOSS) – OPERATIONS	(21,775)	(310,971)	7,581	171,536

Other income/(expenses)	20,917	19,369	1,057	(4,494)

	20,917	19,369	8,638	(4,494)

PROFIT/(LOSS) BEFORE TAX	$(858)	(291,602)	8,638	167,042

Taxation	(39,000)	(67,615)	(5,000)	(43,000)

NET PROFIT/(LOSS)	(39,858)	(359,217)	3,638	124,042

Attributable to non-controlling	-	(4,580)	-	-
Interest

	(39,858)	(363,797)	3,638	124,042

NET LOSS PER SHARE
- BASIC AND DILUTED	$(0.000)	(0.006)	0.000	0.002

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	62,346,270	59,743,584	62,346,270	59,743,584

See Notes to Financial Statements

FIRST ASIA HOLDINGS LIMITED

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Nine Months Ended June 30, 2013

And For the Nine Months Ended June 30, 2012

	9 months ended	9 months ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Cash flows from operating activities
Loss for the period	(858)	（291,602）
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	321,261	511,853
Net change by way of purchases and disposal of
Subsidiary
Cash effect of changes in:
Accounts receivable and other receivable		-
Deposit and prepayment	(84,391)	1,580,511
Loan receivable	(2,943,997)	（2,029,135）
Accounts payables and accrued liabilities	(58,989)	117,616

Net cash outflow from operating activities	(2,766,974)	(110,757)

Financing activities
Fund from bank overdraft	1,547,171	1,048,807
Issue of shares	1,011,850	496,331
Advance from/(Repayment to) shareholders and related parties	607,436	(1,289,895)
Repayment of mortgage loan	(147,645)	(260,834)
Net cash inflows/(outflows) from financing activities	3,018,812	(5,591)

Net increase/(decrease) in cash and cash equivalents	251,838	(116,348)

Cash and cash equivalents - beginning of period	207,380	522,245

Cash and cash equivalents - end of period	459,218	405,192

See Notes to Financial Statements

First Asia Holdings Limited

Notes to the Interim Consolidated Financial Statements

June 30, 2013 (unaudited)

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

For the period ended and as of June 30, 2013, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

A) Wholly-owned subsidiaries

a) Hong Kong Companies

1.

First Asia Finance Limited

2.

Hung Lee Development Limited

3.

Galaxy Garment Limited

4.

Giant Management Corporation Limited

b) Marshall Islands Companies

1.

Vagas Lane Limited

2.

Paris Sky Limited

c) Cayman Islands Company

1.  Hotel Fund Limited

B) Non-wholly-owned subsidiary (Hong Kong Company)

1. First Asia Estate Limited (60% owned

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

(d)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debts incurred during the quarter ended June 30, 2013 is $26,434.

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

4 year

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the period ended June 30, 2013 and the year ended September 30, 2012, there was no impairment charge recognized.

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

The Company's income tax expense for quarter ended June 30, 2013 was CAD5,000.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of June 30, 2013, management does not believe any of the Company’s assets were impaired.

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

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2013, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Three months ended June 30, 2013	Three months ended June 30, 2012
Period end CAD$: HK$ exchange rate	7.3746	7.5694
Average periodic CAD$: HK$ exchange rate	7.5660	7.6923

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

(n)   Recently Implemented Standards

The Company has adopted all recently issued accounting pronouncements. The adoption of these accounting pronouncements including those not yet in effect, is not anticipated to have a material effect on the financial statements of the Company.

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

5.   PLANT AND EQUIPMENT

			June 30	September 30
		Accumulated	2013	2012
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	887,678	17,934,544	18,198,482

Leasehold improvement	129,749	86,792	42,957	84,800

Office equipment and furniture	29,428	20,355	9,073	18,930

Computer equipment	16,786	11,069	5,717	11,340

	18,998,185	1,005,984	17,992,291	18,313,552

All the office and computer equipment have useful lives of 4 years.

6.  BANK OVERDRAFT -SECURED

The bank overdraft is secured by the company’s land and building. It bears an interest rate equal to the Hong Kong prime rate. It is repayable on demand.

7.  MORTGAGE LOAN -SECURED

The bank mortgage loan is secured by the company’s land and building.

8.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

9.

COMMON SHARES

During the three months ended June 30, 2012, 360,300 common restricted shares were issued at a purchase price of US$1 per share.

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine moths ended June 30, 2013. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

All figures stated herein are in Canadian dollars.

Results of Operations for the Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues.  During the three months ended June 30, 2013, the Company had operating revenues of CAD$445,613, as compared to revenues of CAD$518,573 for the three months ended June 30, 2012, a decrease of $72,960, or approximately 14%.  The revenue for both periods was principally from businesses of money-lending and license fees. The latter remained relatively stable. The decrease is mainly due to decrease in interest income from the money lending business. For the current period, monthly interest income from money lending business has stabilized to a monthly level of around CAD75,000 to 80,000.

Costs of Revenue.  The cost of revenue for both the three months ended June 30, 2013 and 2012 was nil. After the sale of the health product trading business in late March 2011, there was no direct cost attributable to the money lending business and the licencing business.

Operating Expenses. Operating expenses for the three months ended June 30, 2013 were CAD$438,032.  Of this, CAD$9,566 was allocated to Selling and Distribution, CAD$428,466 was allocated to General, Finance and Administrative expenses.  Operating expenses for the three months ended June 30, 2012 were CAD$347,037.  Of this, CAD$2,084 was allocated to Selling and Distribution, CAD$344,953 was allocated to General and Administrative Expenses. There was a bad debt expenses of CAD 26,434 for the quarter ended June 30, 2013. Apart from this item, the increase is mainly due to the built-up of a sizable administrative system.

Net Profit.  The Company had a net profit for the three months ended June 30, 2013 of CAD$3,638, as compared to a net profit of CAD$124,042 for the three months ended June 30, 2012. The fluctuation in profit between the 2 periods was mainly attributable to the money-lending business which recorded a boom in mid-2012. In 2013, the money-lending business became stabilized with costs increased in line with the built-up of a sizable administrative structure.

Results of Operations for the Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Revenues. During the nine months ended June 30, 2013, the Company had operating revenues of CAD$1,145,540, as compared to revenues of CAD$969,837 for the nine months ended June 30, 2012, an increase of $175,703, or approximately 18%.  The improvement is mainly due to the stabilization of the revenue from the money-lending business. Though the money lending business recorded a boom in mid-2012, the duration was relatively short comparing to the steady revenue since late 2012 towards mid-2013.

Costs of Revenue.  The cost of revenue for both the nine months ended June 30, 2013 and 2012 was nil. After the sale of the health product trading business in late March 2011, there was no direct cost attributable to the money lending business and the licensing business.

Operating Expenses. Operating expenses for the nine months ended June 30, 2013 were CAD$1,167,315.  Of this, CAD$47,199 was allocated to Selling and Distribution and CAD$1,120,116 was allocated to General and Administrative Expenses.  Operating expenses for the nine months ended June 30, 2012 were CAD$1,280,808.  Of this, CAD$18,434 was allocated to Selling and Distribution, and CAD$1,262,374 was allocated to General and Administrative Expenses.

Net Loss.  The Company had a net loss for the nine months ended June 30, 2013 of CAD$39,858, as compared to a net loss of CAD$359,217 for the nine months ended June 30, 2012.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of June 30, 2012, our unaudited balance sheet reflects that we have cash and cash equivalents of CAD $459,218, total current assets of CAD $9,122,736, total assets of CAD $31,315,403, total liabilities of CAD $12,385,717 and total stockholders’ equity of CAD $18,911,553.  The net cash outflow from operating activities for the quarter ended June 30, 2012 was CAD$2,766,974.  No cash was used in investing activities for the quarter ended June 30, 2012.

On April 3, 2013, the Company completed a private placement offering, pursuant to which the Company raised a total of CAD$365,705 through the sale of 360,300 shares of restricted common stock of the Company at a purchase price of US$1 per share.

For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.  All the proceeds from the above private placement offerings are used to provide working capital for the money lending business.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 3,, 2013, the Company completed a private placement offering, pursuant to which the Company raised a total of CAD$365,705 through the sale of 360,300 shares of restricted common stock

 of the Company at a purchase price of US$1 per share to a total of 49 individuals, all of whom are residents of Singapore.   For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

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

FIRST ASIA HOLDINGS LIMITED

By:  Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Executive Officer

Date:   August 19, 2013

By:  To Ka Man Carmen

To Ka Man Carmen, Chief Financial Officer

Date:   August 19, 2013