Form 10-Q/A
period 2013-06-30
FIRST ASIA HOLDINGS Ltd
filed 2013-08-23
CIK 1081568

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-Q/A to First Asia Holdings Limited’s periodic report on Form 10-Q for the fiscal period ended June 30, 2013, filed with the Securities and Exchange Commission on August 19, 2013 (the “Form 10-Q”), is solely for the purpose of updating the organizational chart provided under Part I, Item 2 of this Form 10-Q/A.

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

Date:   August 22, 2013

By:  To Ka Man Carmen

To Ka Man Carmen, Chief Financial Officer

Date:   August 22, 2013