Form 10-K
period 2013-09-30
FIRST ASIA HOLDINGS Ltd
filed 2014-01-13
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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
852-31523168
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act [ X ] Yes [] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter: CAD $54,562,230

As of January 13, 2014, the Company had 62,351,270 shares issued and outstanding.

PART I

(a)

Business Development

First Asia Holdings Limited, (hereinafter referred to as “We,” “Us,”  “First Asia,” the “Company”, or the “Registrant”) is a publicly traded company whose shares trade on the OTCQB market (the “OTCQB”) under the trading symbol “FAHLF”.   The Company was organized under the laws of Ontario, in March 1993.   Currently, the Company, through its subsidiaries, is carrying on regulated money lending business and construction business in Hong Kong. The Company, through its subsidiaries (the “Group”) also owns a 19-story industrial/commercial building in Hong Kong. The Company is located at Room 1604, Silvercord II, Tsim Sha Tsui, Kowloon, Hong Kong.

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

On October 30, 2006, a majority of the shareholders of the Company approved a proposal submitted by the Board of Directors to: 1) change the Company’s name to “Melo Biotechnology Holdings Inc;” and 2) decrease the number of issued and outstanding shares of the Company through authorization of a 1:3 reverse stock split of all issued and outstanding shares, without causing a reduction in the total number of authorized shares. As disclosed on Form 8-K filed with the SEC on December 10, 2008, on December 4, 2008, the Company entered into and closed an Agreement for Share Exchange (the “Melo Exchange Agreement”) with Melo Limited, Melo International and the shareholders of the Melo International.  Pursuant to the terms of the Melo Exchange Agreement the Company issued a total of 22,127,000 shares of its restricted common stock to the shareholders of the Melo International in exchange for the transfer by them of all of the issued and outstanding common stock of Melo International to the Company’s wholly-owned subsidiary, Melo Limited, thereby making Melo International a wholly-owned subsidiary of the Company (the “Melo Share Exchange”).  Melo International engaged in the trading of health products. Through the closing of the Share Exchange, the Company succeeded to the business of Melo International.  The Company carried on the business of Melo International in addition to its other business operations. Due to the change in market environment and the unexpected departures of certain major distributors, the business of trading of health products deteriorated a lot in 2009. In 2010, the Group only maintained minimal trading activities.  The Company is no longer engaged in the business of trading health products.

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

Prior to the closing of the Vagas Share Exchange, Vagas entered into an agreement with the shareholders of Galaxy Garment Limited (“Galaxy”), a Hong Kong corporation pursuant to which Vagas agreed to purchase all of the issued and outstanding capital stock of Galaxy for a total of HK $140,000,000.  Galaxy’s primary asset is a block consisting of a 19-story industrial/commercial building located in Hong Kong valued at a price of HK$140,000,000.  Pursuant to the terms of the purchase agreement, on February 24, 2011, the Board of Directors of the Company authorized the issuance of a total of 10,283,000 shares of restricted common stock, valued at a price of US$0.50 per share,  to two separate entities as partial consideration for the acquisition of the outstanding capital stock of Galaxy.  A total of 7,712,000 shares of restricted common stock were issued to Sunford Limited, a Marshall Islands corporation, and a total of 2,571,000 shares of restricted common stock were issued to Golden Tree Limited, a Marshall Islands corporation. Following the issuance of the Shares the Company has a total of 51,647,134 shares of common stock issued and outstanding. On February 28, 2011, Vagas completed the acquisition of the outstanding share capital of Galaxy. On February 28, 2011, Vagas delivered an additional cash payment of HK$10,012,741.10 (approximately US$1,285,825) to the shareholders of Galaxy and assumed the outstanding balance of HK$75,987,258.9 (approximately US $9,758,430) on the mortgage loan encumbering the property owned by Galaxy.  On November 20, 2013, the name of Galaxy Garment Limited was changed to First Asia Tower Limited.

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

The Chart below depicts the corporate structure of the Company as of September 30, 2013.  Except for First Asia Estate Limited which is a 60% subsidiary, the Company effectively owns 100% of the capital stock of all subsidiaries.

(b)

Business of the Company

Overview

The principal activity of the Company is investment holding. As of September 30, 2013, the principal activities of the subsidiaries are as follows:

	Place of	Percentage
Name of subsidiary	incorporation	Holding	Principal activity

First Asia Finance Ltd.	Hong Kong	100%	Regulated money lending business
			in Hong Kong

First Asia Estate Ltd.	Hong Kong	60%	Regulated real estate agency business Hong Kong

Hung Lee Development Ltd.	Hong Kong	100%	Construction business

First Asia Tower Limited	Hong Kong	100%	Property investment

Vagas Lane Ltd.	Marshall Islands	100%	Intermediate holding company

Paris Sky Ltd.	Marshall Islands	100%	Intermediate holding company

Giant management	Hong Kong	100%	Intermediate holding company
Corporation Limited

Hotel Fund Limited	Cayman Islands	100%	Investment Holding

c) Business description

During the year ended September 30, 2013, the principal activities of the  operating subsidiaries are as follows:

1) Regulated money lending business in Hong Kong

Our regulated money lending business in Hong Kong is carried on by our wholly-owned subsidiary, First Asia Finance Limited (“FAF”). FAF has obtained the Money Lenders License for carrying on money lending business in Hong Kong.  We have to renew our license with Hong Kong Government every year. We are in a competitive market with growing demand for short term funding. Our business has benefited from the fact that commercial banks have implemented relatively stringent credit policies to small and medium sized enterprises and private individuals. Companies and individuals who fail to obtain funding from banks have turned to us for short term funding to meet their immediate needs.

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

3) Licensing Out of First Asia Tower

One of the major assets of our Group is the First Asia Tower (“FAT”), located at No. 8, Fui Yiu Kok Street, Tsuen Wan, New Territories, Hong Kong.  The subject property is a 19-story building and is situated at the southeastern side of Fui Yiu Kok Street in the south-eastern part of Tsuen Wan District, Hong Kong. Developments in the vicinity comprise newly built high-rise residential towers.  Tsuen Wan District is undergoing gradual transition with aged industrial buildings being redeveloped into high-rise residential apartments or modern industrial and commercial office buildings. This greatly increases the potential of appreciation of value of FAT. The management has granted a license to a third party to use the space of the Building since August 2011 with a monthly fee of US$57,500.

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

Research and Development

We did not carry out any research and development activities in 2013, and do not have any specific plans for research and development in 2014.

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

	(U.S. $)

2012	HIGH	LOW
Quarter Ended March 31	$1.4	$1.4
Quarter Ended June 30	$1.4	$1.4
Quarter Ended September 30	$1.4	$1.4
Quarter Ended December 31	$1.4	$1.4

2013	HIGH	LOW
Quarter Ended March 31	$2.5	$1.2
Quarter Ended June 30	$2.5	$1.6
Quarter Ended September 30	$4	$0.25

Quarter Ended December 31	2.5	$1

Holders.  As of September 30, 2013 there were 62,351,270 shares of common stock issued and outstanding and approximately 440 shareholders of record.

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended September 30, 2013 or 2012.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended September 30, 2013 as compared to the fiscal year ended September 30, 2012. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.  All figures herein are stated in Canadian dollars.

Fiscal Year Ended September 30, 2013 Compared with Fiscal  Year Ended September 30, 2012

Revenues.  During the fiscal year ended September 30, 2013, the Company had operating revenues of CAD $1,650,738, as compared to revenues of CAD $1,398,680 for the fiscal year ended September 30, 2012, an increase of $252,058, or approximately 18%.  Revenue increases as more resources have been put into the business of money lending in Hong Kong which continues to be a profitable business.

Costs of Revenue.  The cost of revenue for the fiscal year ended September 30, 2013 was CAD $Nil, as compared to CAD $Nil for the fiscal year ended September 30, 2012. The absence of direct costs is due to the classification of costs to operating expenses which are below the line.

Operating Expenses.  Operating expenses for the fiscal year ended September 30, 2013 were CAD $1,618,978.  Of this, CAD $109,655 was allocated to Selling and Distribution, CAD $1,509,323 was allocated to General and Administrative Expenses.  Operating expenses for the fiscal year ended September 30, 2012 were CAD $1,660,701.  Of this, CAD $44,743 was allocated to Selling and Distribution, CAD $1,615,958 was allocated to General and Administrative Expenses.

Net profit.  The Company had a net profit for the fiscal year ended September 30, 2013 of CAD $402, as compared to a net loss of CAD $324,573 for the fiscal year ended September 30, 2012.

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of September 30, 2013, our audited balance sheet reflects that we have cash and cash equivalents of CAD $740,368, total current assets of CAD $8,988,313, total assets of CAD $31,065,080, total liabilities of CAD $12,093,549, and total stockholders’ equity of CAD $18,953,398.  The net cash outflow generated by operating activities for the fiscal year ended September 30, 2013 was CAD $2,115,369.  The net cash used in investing activities for the fiscal year ended September 30, 2013 was CAD $Nil.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

FIRST ASIA HOLDINGS LIMITED

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

INDEX TO FINANCIAL STATEMENTS

JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PEOPLE’S REPUBLIC OF CHINA

Room 20HH08, 20/F., Eu Hua Mansion, Huangmugang, Futian, Shenzhen, China. (Postal code : 518035)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

FIRST ASIA HOLDINGS LIMITED

 (INCORPORATED IN CANADA)

We have audited the accompanying consolidated balance sheets of First Asia Holdings Limited and subsidiaries as of September 30, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Asia Holdings Limited and its subsidiaries as of September 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PRC

Shenzhen, China

January 13, 2014

First Asia Holdings Limited

Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of September 30, 2013 and 2012

	September 30	September 30
	2013	2012
ASSETS
Current assets
Cash and cash equivalent	$740,368	$207,380
Loans and advances	7,175,467	4,631,137
Prepayment, deposits and other receivable	1,072,478	1,003,993
Total current assets	8,988,313
Goodwill	4,200,376	4,200,376
Property, plant and equipment	17,876,391	18,313,552

TOTAL ASSETS	$31,065,080	$28,356,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank overdraft – secured	$2,055,695	$978,558
Mortgage payable – secured	6,630,497	6,951,690
Accounts and other payable, and accrued liabilities	1,334,636	1,313,753
Accounts payable, related parties	1,910,701	1,031,723
Income taxes payable	162,020	123,020

Total current liabilities	12,093,549

TOTAL LIABILITIES	12,093,549	10,398,744

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding: 62,347,270 at September 30, 2013 59,032,584 at September 30, 2012)	23,944,085	22,930,650

Deficit	(4,990,687)	(4,991,089)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	18,953,398	17,939,561

Non-controlling interest	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,065,080	$28,356,438

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Consolidated Statements of Operations

(Stated in Canadian Dollars)

For the Years Ended September 30, 2013 and 2012

	Years ended September 30
	2013	2012

Revenue	$1,650,738	$1,398,680

Direct costs	-	-

Gross profit	1,650,738	1,398,680

Operating expenses
Selling and distribution	109,655	44,743
General and administrative	1,509,323	1,615,958
		-
	(1,618,978)	()

Other operating income	20,917	-

Operating profit/(losses)	52,677	(262,021)

Interest expenses, net
Other comprehensive (loss)/income	(13,275)	19,643

Profit/Loss before taxation	39,402	(242,378)

Provision for taxation	(39,000)	(77,615)

Net profit/(loss)	402	(319,993)

Non-controlling interests	-	(4,580)

Netprofit/(loss) attributable to stockholders of First Asia Holdings Limited	$402	$(324,573)

NET INCOME (LOSS) PER SHARE:
BASIC AND DILUTED	$0.0000	$(0.005)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	62,347,270	61,330,150

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Consolidated Statements of Cash Flows

(Stated in Canadian Dollars)

For the Year Ended September 30, 2013 and 2012

	Years ended September 30
	2013	2012

Cash flows from operating activities
Profit/Loss for the year	39,402	(242,378)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	437,161	524,169
Cash effect of changes in:
Accounts receivable		-
Loans and advances	(2,544,330)	(1,436,555)
Prepayment, deposits and other receivable	(68,485)	1,503,613
Accounts payables and accrued liabilities	20,883	985,267
		-

Net cash inflows/(outflows) from operating activities	(2,115,369)	1,334,116

Cash flows in investing activities
Purchase of equipment	-	(9,800)

Net cash outflows used in investing activities	-	(9,800)

Cash flows from financing activities
Borrowings from related parties, net		-
Repayment to related parties, net	878,978	978,558
Fund from bank overdraft	1,077,137	(4,093,045)
Repayment of mortgage loan	(321,193)	(631,072)
Issue of shares	1,013,435	2,106,378

Net cash (outflows)/inflows provided by financing activities	2,648,357	(1,639,181)

Net increase/(decrease) in cash and cash equivalents	532,988	(314,865)
			-
Cash and cash equivalents - beginning of year	207,380	522,245

Cash and cash equivalents - end of year	740,368	207,380

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Consolidated Statements of Stockholders’ equity

(Stated in Canadian Dollars)

For the Year Ended September 30, 2013 and 2012

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income	Total

As at September 30, 2011	$20,824,272	$(4,756,724)	$90,208	$16,157,756

Loss for the year	-	(324,573)	-	(324,573)

Issuance of common stocks	2,106,378	-	-	2,106,378

As at September 30, 2012	22,930,650	$(5,081,297)	$90,208	$17,939,561

Profit for the year	-	13,677	(13,275)	402

Issuance of common stocks	1,013,435	-	-	1,013,435

As at September 30, 2013	$23,944,085	(5,067,620)	76,933	18,953,398

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Consolidated Financial Statements

September 30, 2013

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

On October 30, 2006, a majority of the shareholders of the Company approved a proposal submitted by the Board of Directors to: 1) change the Company’s name to “Melo Biotechnology Holdings Inc;” and 2) decrease the number of issued and outstanding shares of the Company through authorization of a 1:3 reverse stock split of all issued and outstanding shares, without causing a reduction in the total number of authorized shares. As disclosed on Form 8-K filed with the SEC on December 10, 2008, on December 4, 2008, the Company entered into and closed an Agreement for Share Exchange (the “Melo Exchange Agreement”) with Melo Limited, Melo International and the shareholders of the Melo International.  Pursuant to the terms of the Melo Exchange Agreement the Company issued a total of 22,127,000 shares of its restricted common stock to the shareholders of the Melo International in exchange for the transfer by them of all of the issued and outstanding common stock of Melo International to the Company’s wholly-owned subsidiary, Melo Limited, thereby making Melo International a wholly-owned subsidiary of the Company (the “Melo Share Exchange”).  Melo International engaged in the trading of health products. Through the closing of the Share Exchange, the Company succeeded to the business of Melo International.  The Company carried on the business of Melo International in addition to its other business operations. Due to the change in market environment and the unexpected departures of certain major distributors, the business of trading of health products deteriorated a lot in 2009. In 2010, the Group only maintained minimal trading activities.  The Company is no longer engaged in the business of trading health products.

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

Prior to the closing of the Vagas Share Exchange, Vagas entered into an agreement with the shareholders of Galaxy Garment Limited (“Galaxy”), a Hong Kong corporation pursuant to which Vagas agreed to purchase all of the issued and outstanding capital stock of Galaxy for a total of HK $140,000,000.  Galaxy’s primary asset is a block consisting of a 19-story industrial/commercial building located in Hong Kong valued at a price of $140,000,000.  Pursuant to the terms of the purchase agreement, on February 24, 2011, the Board of Directors of the Company authorized the issuance of a total of 10,283,000 shares of restricted common stock, valued at a price of US$0.50 per share, to two separate entities as partial consideration for the acquisition of the outstanding capital stock of Galaxy.  A total of 7,712,000 shares of restricted common stock were issued to Sunford Limited, a Marshall Islands corporation, and a total of 2,571,000 shares of restricted common stock were issued to Golden Tree Limited, a Marshall Islands corporation. Following the issuance of the Shares the Company has a total of 51,647,134 shares of common stock issued and outstanding. On February 28, 2011, Vagas completed the acquisition of the outstanding share capital of Galaxy. On February 28, 2011, Vagas delivered an additional cash payment of HK$10,012,741.10 (approximately US$1,285,825) to the shareholders of Galaxy and assumed the outstanding balance of HK$75,987,258.9 (approximately US $9,758,430) on the mortgage loan encumbering the property owned by Galaxy.  On November 20, 2013, the name of Galaxy Garment Limited was changed to First Asia Tower Limited.

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

The principal activity of the Company is investment holding. Principal activities of the subsidiaries are as follows:

	Place of	Percentage
Name of subsidiary	incorporation	Holding	Principal activity

First Asia Finance Ltd.	Hong Kong	100%	Regulated money lending business in Hong Kong

First Asia Estate Ltd.	Hong Kong	60%	Regulated real estate agency business Hong Kong

Hung Lee Development Ltd.	Hong Kong	100%	Construction business

First Asia Tower Limited.	Hong Kong	100%	Property investment

Vagas Lane Ltd.	Marshall Islands	100%	Intermediate holding company

Paris Sky Ltd.	Marshall Islands	100%	Intermediate holding company

Giant Management Corporation Limited	Hong Kong	100%	Intermediate holding company

Hotel Fund Limited	Cayman Islands	100%	Investment Holding

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of accounting

The Company's financial statements were prepared using Canadian generally accepted accounting principles ("GAAP"), which differs in some respects from US GAAP. There are no material differences between Canadian GAAP and US GAAP in the balance sheets of the Company as at September 30, 2013 and 2012, and the statements of operations, stockholders' equity and cash flows for the years then ended.

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

For the year ended and as of September 30, 2013, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

A) Wholly-owned subsidiaries

1.

Vagas Lane Limited

2.

First Asia Finance Limited

3.

Hung Lee Development Limited

4.

Paris Sky Limited

5.

First Asia Tower Limited (Formerly Galaxy Garment Limited)

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

(e)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debts incurred during the year ended September 30, 2013 is CAD$26,434.

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

Furniture and fixture

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the year ended September 30, 2013 and the year ended September 30, 2012, there was no impairment charge recognized.

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

The Company's income tax expense for quarter ended September 30, 2013 was CAD$ .

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of September 30, 2013, management does not believe any of the Company’s assets were impaired.

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

(n)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2013, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Year ended September 30, 2013	Year ended September 30, 2012
Period end CAD$: HK$ exchange rate	0.132800	0.126800
Average periodic CAD$: HK$ exchange rate	0.131100	0.129670

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

NOTE 5 – PLANT AND EQUIPMENT

			September 30	September 30
		Accumulated	2013	2012
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	994,274	17,827,948	18,198,482

Leasehold improvement	129,749	93,652	36,097	84,800

Office equipment and furniture	29,428	21,911	7,517	18,930

Computer equipment	16,786	11,957	4,829	11,340

	18,998,185	1,005,894	17,992,291	18,313,552

All the office and computer equipment, Leasehold improvement has useful lives of 5 years, whereas all the office and computer equipment have useful lives of 4 years.

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

NOTE 8 -  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly other payables, deposit received, temporary receipts and accrued professional fee which are all current

NOTE 9 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong, the statutory corporate income tax rates are 16.5% for the years ended September 30, 2013 and 2012.

The provisions for income taxes for each of the two years ended September 30, 2013 and 2012 are summarized as follows:

	As of September 30,
	2013	2012

Current	$39,000	$77,615

TOTAL	$39,000	$77,615

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 10 - EQUITY

First Preference Stock:

The Company is authorized to issue unlimited number of first preference shares without par value.  As of September 30, 2013 and 2012, there were no shares of preferred stock issued and outstanding.

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

On July 10, 2013, the Company sold 1,000 shares of restricted common stock at $1.50 per share in a private placement for proceeds of $1,500.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2013 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2013, the Company's internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our officers and directors as of September 30, 2013.  All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified.  Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The directors and executive officers currently serving the Company are:

Name	Age	Position	Tenure

Luk Lai Ching Kimmy	48	Director and Chairman,	Since April 2011
Lee Siew Weng Thomas	50	Director	Since January 2012

Biographical Information

Ms. Luk Lai Ching Kimmy.  Ms. Luk Lai Ching Kimmy, age 49, is a director of the Company.  In addition to serving as a director of the Company, she also serves as the executive director of First Asia Strategy Limited, a company whose principal business operations are focused on investment holding.  Ms. Luk Lai Ching Kimmy has over 10 years of experience in marketing and promoting real estate projects in Hong Kong.  She was appointed to the Board of Directors of the Company for her significant experience in the Hong Kong real estate industry. From April 2004 to present, Ms. Luk has been the Vice President of Royal Tactics Consultancy Limited which is located in Hong Kong and is principally engaged in provision of consultancy services in relation to real estate projects. As Vice President of Royal Tactics Consultancy Limited, Ms. Luk was responsible for promoting the implementation and completion of real estate projects in Hong Kong and South East Asia.

Mr. Lee Siew Weng Thomas: Mr. Thomas Lee, age 51 is a non-executive director of the Company.  He is a Canadian resident. In addition to serving as a non-executive director of the Company, he also serves as the executive director of Perfect Trading Company.  From 2005 to present, Mr. Lee has been the executive director of Perfect Trading Company which is located in Hong Kong and is in the business of general trading. As the executive director of Perfect Trading Company, Mr. Lee was responsible for the overall marketing function and for maintaining the extensive network in selling various types of consumer products.

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

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended September 30, 2013 and 2012. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

Luk Lai Ching Kimmy Chairman	2012 2011	$0.00 --	-- --	-- --	-- --	-- --	-- --	-- --	$0.00 --

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

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended September 30, 2013.

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
Thomas

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of January 13, 2014, certain information with respect to the common stock beneficially owned by (i) each Director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common	Luk Lai Ching Kimmy (1) Director and Chairman Room 1604, Silvercord II Tsim Sha Tsui, Kowloon Hong Kong	18,000,000	28.9%

Common	Lee Siew Weng Thomas (1) Director Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong	0	0.0%
Common	Huge Team Investments Limited(3) Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong	13,000,000	20.8%
Common	Sunford Limited(4) Flat A & B, 26/F, Tower 12, Tierra Verde, 33 Tsing King Road, Tsing Yi, New Territories, Hong Kong	7,712,000	12.4%
Common	All Directors and executive officers	18,000,000	28.9%

(1)

The person listed is currently an officer, a director, or both, of the Company.

(2)

Based upon 62,351,270 shares issued and outstanding

(3)

Huge Team Investments Limited is a British Virgin Islands company based in Hong Kong.  Mr Tom Qiu makes decisions as to the voting and disposition of the securities owned by Huge Team Investments Limited.

(4)

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

Based upon the foregoing criteria, our Board of Directors has determined that Luk Lai Ching Kimmy is not an independent director under these rules because he also serves as the Company’s as CEO, President.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1) The aggregate fees billed by JTC Fair Song CPA Firm for audit of the Company's annual financial statements were US$32,000 for the fiscal year ended September 30, 2013, and US$30,000 for the fiscal year ended September 30, 2012.

Audit Related Fees

(2)

JTC Fair Song CPA Firm did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2013 and 2012.

Tax Fees

(3) The aggregate fees billed by JTC Fair Song CPA Firm for tax compliance, tax advice and tax planning were $0 for the fiscal year ended September 30, 2013 and $0 for the fiscal year ended September 30, 2012.

All Other Fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.0	Articles of Incorporation of MIAD Systems Ltd.
3.1	Articles of Amendment of Articles of Incorporation
3.2	Bylaws
10.0	Office Lease 43 Riviera Drive, Units 5&6, Markham – Ontario dated November 14, 1996 (Filed with Form 10-SB filed July 10, 2001)
10.1	Lease Renewal 43 Riviera Drive, Units 5&6, Markham – Ontario dated September 8, 2000 (Filed with Form 10-SB filed July 10, 2001)
10.1	Lease Renewal 43 Riviera Drive, Units 5&6, Markham – Ontario dated September 13, 2001 (Filed with Form 10-KSB filed January 1, 2002)
10.1	Lease Renewal 43 Riviera Drive, Units 5&6, Markham – Ontario dated October 31, 2005 (Filed with Form 10-KSB filed December 29, 2005)
10.1	Asset Purchase Agreement Dated May 18, 2005 (Filed with Form 8-K filed May 24, 2005)
10.2	Employment Agreement for Michael Green dated October 1, 1999 (Filed with Form 10-SB filed July 10, 2001)
10.2	Stock Purchase Agreement Dated May 18, 2005 (Filed with Form 8-K filed May 24, 2005)
10.2	Employment Agreement for Michael Madlock dated January 2, 2008 (Filed with Form 8- K filed January 8, 2008)

10.3	Renewal Employment Agreement for Michael Green dated October 1, 2000 (Filed with Form 10-SB filed July 10, 2001)
10.3	Renewal Employment Agreement for Michael Green dated October 1, 2001 (Filed with Form 10-KSB filed January 1, 2002)
10.3	Renewal Employment Agreement for Michael Green dated October 1, 2002 (Filed with Form 10-KSB filed December 24, 2002)
10.3	Renewal Employment Agreement for Michael Green dated October 1, 2003 (Filed with Form 10-KSB filed December 30, 2003)
10.3	Renewal Employment Agreement for Michael Green dated October 2, 2005 (Filed with Form 10-KSB filed December 29, 2005)
10.3	Renewal Employment Agreement for Michael Green dated October 2, 2006 (Filed with Form 10-KSB filed January 12, 2007)
10.4	Employment Agreement for Joseph Misetich dated October 1, 2000 (Filed with Form 10- SB filed July 10, 2001)
10.4	Renewal Employment Agreement for Joseph Misetich dated October 1, 2001 (Filed with Form 10-SB filed July 10, 2001)
10.4	Employment Agreement for John Pryce dated November 22, 2001 (Filed with Form 10-KSB filed December 24, 2002
10.4	Renewal Employment Agreement for John Pryce dated January 1, 2003 (Filed with Form 10-KSB filed December 30, 2003)
10.5	Stock Option Plan (Filed with Form 10-SB filed July 10, 2001)
10.6	Security Agreement with Merisel Canada, Inc. (Filed with Form 10-SB filed July 10, 2001)
10.7	Security Agreement with Ingram Micro Canada, Inc. Filed with Form 10-SB filed July 10, 2001)
10.7	Stock Purchase Agreement dated July 31, 2006, by and between the Company; M.L. Strategic Limited, as Buyer; and, Michael Green, as Seller (Filed with Form 8-K filed August 2, 2006)
10.8	Asset Sale, Purchase and Transfer Agreement effective November 22, 2006 by MIAD Systems, Ltd. and MIAD Information Systems, Ltd. (Filed with Form 8-K filed November 28, 2006
10.9	Loan Agreement effective December 7, 2006, by and between Melo Biotechnology Holdings Inc. and M.L. Strategic Limited (Filed with Form 8-K filed December 7, 2006)
10.10

Escrow Agreement dated July 31, 2006 by and between Frascona, Joiner, Goodman and Greenstein, P.C. (“Escrow Agent”), M.L. Strategic Limited (“Buyer”), and Michael Green (“Escrow Beneficiary”) (Filed with Form 8-K/A filed December 28, 2006)

10.11

Agreement dated December 10, 2011, and Supplemental Agreement dated February 28, 2011 by and between Vagas Lane Limited, Kuthor Shanty Bernard, and Paris Sky Limited (Filed with Form 8-K filed March 7, 2011)

10.12

Agreement dated December 10, 2011, and Supplemental Agreement dated February 28, 2011 by and between Vagas Lane Limited, Galaxy Garment Limited, and Kuthor Shanty Bernard. (Filed with Form 8-K filed March 7, 2011)

10.13	Stock Purchase Agreement dated March 31, 2011 by and among First Asia Holdings Limited, and KL Global Capital Limited. (Filed with Form 8K filed March 31, 2011)
31.1	Certification pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ASIA HOLDINGS LIMITED

By:  Luk Lai Ching Kimmy

       Chief Executive Officer, Principal Executive Officer

Date: January 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Luk Lai Ching Kimmy

Chief Executive Officer, Principal Executive Officer

Date: January 13, 2014

By:  Lee Siew Weng Thomas

Director

Date: January 13, 2014