Form 10-Q
period 2013-12-31
FIRST ASIA HOLDINGS Ltd
filed 2014-02-19
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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
(852) 3152 3168
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

As of February 19, 2014 the Issuer had 61,989,970 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of First Asia Holdings Limited, a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal year ended September 30, 2013.

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2013

First Asia Holdings Limited

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of December 31, 2013 and September 30, 2013

	December 31	September 30
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$563,817	$740,368
Loan receivable	8,411,820	7,175,467
Prepayment, deposits and other receivable	1,129,001	1,072,478
Total current assets	10,104,638	8,988,313
Goodwill	4,200,376	4,200,376
Property, plant and equipment	17,756,635	17,876,391

TOTAL ASSETS	$32,061,649	$31,065,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank overdraft – secured	$2,107,375	$2,055,695
Mortgage payable – secured	6,546,279	6,630,497
Accounts payable and accrued liabilities	1,401,549	1,334,636
Accounts payable, related parties	2,853,553	1,910,701
Income taxes payable	162,020	162,020

Total current liabilities	13,070,776	12,093,549

TOTAL LIABILITIES	13,070,776	12,093,549

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -		-
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;	23,950,085	23,944,085
Issued and outstanding: 61,989,970 at December 31, 2013 (61,985,970 at September 30, 2013)

Deficits	(4,977,345)	(4,990,687)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	18,972,740	18,953,398

Non-controlling interests	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,061,649	$31,065,080

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2013

And For the Three Months Ended December 31, 2012

	3 months ended	3 months ended
	December 31	December 31
	2013	2012
	(unaudited)	(unaudited)

Revenue	510,702	305,124

Direct costs	-	-

Gross profit	510,702	305,124

Operating expenses
Selling and distribution costs	28,329	23,645
General and administrative expenses	430,660	321,538
Total operating expenses	(458,989)	(345,183)

INCOME (LOSS) FROM OPERATIONS	51,713	(40,059)

OTHER INCOME
Other comprehensive income/(loss)	(38,371)	15,494
		15,494

INCOME (LOSS) BEFORE INCOME TAXES	13,342	(24,565)

INCOME TAXES	-	(20,000)

NET INCOME (LOSS)	13,342	(44,565)

Non-controlling interests	-	-

Net income/(loss) attributable to stockholders of First Asia Holdings
Limited	13,342	(44,565)

Accumulated deficits, Beginning of period	(4,990,687)	(4,991,089)

Accumulated deficits, End of period	(4,977,345)	(5,035,654)

NET INCOME (LOSS) PER COMMON SHARE
Basic and fully diluted	0.0002	(0.0007)

WEIGHTED AVERAGE COMMON SHARE
OUTSTANDING
Basic and fully diluted	61,989,970	61,776,150

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2013

And For the Three Months Ended December 31, 2012

	3 months ended	3 months ended
	December 31	December 31
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss) for the period	13,342	(24,565)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Amortization and depreciation	119,756	79,958
Net assets by way of acquisition
Cash effect of changes in:
Accounts receivable		-
Deposit, prepayment and other receivable	(56,523)	50,215
Loan receivable	(1,236,353)	(1,370,596)
Accounts payables and accrued liabilities	66,913	1,276,449

Net cash inflow (used in)/provided by operating activities	(1,092,865)	11,461

Cash flows from investing activities
Purchase of equipment	-	-

Net cash outflow from investing activities	-	-

Cash flows from financing activities
Issue of shares	6,000	439,222
Bank overdraft	51,680	110,312
Advance/Repayment of shareholders’ loans	942,852	(456,105)
Mortgage loan	(84,218)	18,630

Net cash inflows from financing activities	916,314	112,059

Net increase/(decrease) in cash and cash equivalents	(176,551)	123,520

Cash and cash equivalents - beginning of period	740,368	207,380

Cash and cash equivalents - end of period	563,817	330,900

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Interim Financial Statements

December 31, 2013 (unaudited)

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

For the quarter ended and as of December 31, 2013, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

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

(d)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debts incurred during the quarter ended December 31, 2013 is Nil.

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

For loans with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the quarter ended December 31, 2013 and the year ended September 30, 2013, there was no impairment charge recognized.

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

The Company's income tax expense for quarter ended December 31, 2013 was Nil.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of December 31, 2013, management does not believe any of the Company’s assets were impaired.

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

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2013, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Three months ended December 31, 2013	Three months ended December 31, 2012
Period end CAD$: HK$ exchange rate	7.2516	7.7785
Average periodic CAD$: HK$ exchange rate	7.3910	7.8186

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

5.   PROPERTY, PLANT AND EQUIPMENT

			December 31	September 30
		Accumulated	2013	2013
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	1,101,904	17,720,318	17,827,948

Leasehold improvement	129,749	102,593	27,156	36,097

Office equipment and furniture	29,428	23,939	5,489	7,517

Computer equipment	16,786	13,114	3,672	4,829

	18,998,185	1,241,550	17,756,635	17,876,391

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

7.

COMMON SHARES

During the quarter ended December 31, 2013, 4,000 restricted common shares were issued to third parties at a price of USD1.5 per share

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended December 31, 2013 as compared to the fiscal period ended December 31, 2012.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  All figures herein are stated in Canadian dollars

THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2012

Revenues.  During the fiscal period ended December 31, 2013, the Company had operating revenues of CAD $510,702, as compared to revenues of CAD $305,124 for the fiscal period ended December 31, 2012, an increase of $205,578, or approximately 67%.  Revenues increased because the Company put more resources into the business of money lending.

Operating Expenses.  Operating expenses for the fiscal period ended December 31, 2013 were CAD $458,989.  Of this, CAD $28,329 was allocated to Selling and Distribution and CAD $430,660 was allocated to General and Administrative Expenses.  Operating expenses for the fiscal period ended December 31, 2012 were CAD $345,183.  Of this, CAD $ 23,645 was allocated to Selling and Distribution and CAD $321,538 was allocated to General and Administrative Expenses. The increase in operating expenses is the result of an increase in scale of operations of the Company’s operating and revenue-generating subsidiaries.

Net income .  The Company had net income for the fiscal period ended December 31, 2013 of CAD $13,342, as compared to a net loss of CAD $24,565 for the fiscal period ended December 31, 2012.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of December 31, 2013, our balance sheet reflects that we have cash and cash equivalents of CAD $563,817, total current assets of CAD$10,104,638, total assets of CAD $32,061,649, total liabilities of CAD $13,070,776, and total stockholders’ equity of CAD$18,972,740. The net cash used in operating activities for the fiscal period ended December 31, 2013 was CAD$1,092,865. The net cash used in investing activities for the fiscal period ended December 31, 2013 was $nil, and the net cash generated from financing activities was CAD$916,314.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 3, 2013, the Company sold 4,000 shares of restricted common stock at $1.50 per share in a private placement for proceeds of 6,000.   The shares were sold to one individual. For the above share issuance, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption from registration contained in Regulation S of the Securities Act.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

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

FIRST ASIA HOLDINGS LIMITED

/s/ Luk Lai Ching Kimmy

By: Luk Lai Ching Kimmy, Chief Executive Officer

Date:  February 19, 2014

/s/ To Ka Man

By: To Ka Man, Chief Financial Officer

Date:  February 19, 2014