Form 10-Q
period 2014-03-31
FIRST ASIA HOLDINGS Ltd
filed 2014-05-20
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
(852) 31523168
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

As of May 20, 2014 the Issuer had 62,351,282 shares of common stock issued and outstanding.

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

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2014

First Asia Holdings Limited

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of March 31, 2014 and September 30, 2013

	March 31	September 30
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$224,037	$740,368
Loans and advances (note 4)	8,586,887	7,175,467
Prepayment, deposits and other receivable	1,165,009	1,072,478
Total current assets	9,975,933	8,988,313
Goodwill	4,200,376	4,200,376
Property, plant and equipment (note 5)	17,633,196	17,876,391

TOTAL ASSETS	$31,809,505	$31,065,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank overdraft – secured	$1,215,003	$2,055,695
Mortgage payable – secured	6,460,061	6,630,497
Accounts payable and accrued liabilities (note 6)	1,395,455	1,334,636
Accounts payable, related parties, net	2,692,146	1,910,701
Income taxes payable	302,020	162,020

Total current liabilities	12,064,685	12,093,549

TOTAL LIABILITIES	12,064,685	12,093,549

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding: 62,351,282 at March 31, 2014 62,347,270 at September 30, 2013)	23,950,085	23,944,085

Reserves	(4,223,398)	(4,990,687)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	19,726,687	18,953,398

Non-controlling interests	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,809,505	$31,065,080

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three and Six Months Ended March 31, 2014

And For the Three and Six Months Ended March 31, 2013

	6 months ended March 31		3 months ended March 31
	2014	2013	2014	2013

REVENUE	$1,925,435	699,927	1,414,733	394,803

DIRECT COST	-	-	-	-

GROSS PROFIT	1,925,435	699,927	1,414,733	394,803

OPERATING EXPENSES
Selling and distribution	42,676	37,633	14,347	13,988
General and administrative	937,236	691,650	506,576	370,112
PROFIT/(LOSS) FROM OPERATIONS	945,523	(29,356)	893,810	10,703

Other income	(38,234)	19,860	137	4,366

	$907,289	(9,496)	893,947	15,069

Taxation	(140,000)	(34,000)	(140,000)	(14,000)

	767,289	(43,496)	753,947	1,069

Attributable to non-controlling	-	-	-	-
Interest

NET PROFIT/(LOSS)	767,289	(43,496)	753,947	1,069

NET PROFIT/(LOSS) PER SHARE
- BASIC AND DILUTED	$0.012	(0.0007)	0.012	0.00002

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	62,351,282	61,985,970	62,351,282	61,985,970

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Six Months Ended March 31, 2014

And For the Six Months Ended March 31, 2013

	6 months ended	6 months ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Cash flows from operating activities
Profit / (loss) for the period	907,289	(9,496)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Depreciation	243,195	183,611
Cash effect of changes in:
Deposit, prepayment and other receivables	(92,531)	61,813
Loan receivable	(1,411,420)	(2,332,473)
Accounts payables and accrued liabilities	60,819	1,453,309

Net cash inflow / (outflow) from operating activities	(292,648)	(643,236)

Financing activities
Issue of share	6,000	646,145
New fund from bank overdraft	(840,692)	203,312
Advance from related parties	781,445	194,145
Repayment of mortgage loan	(170,436)	(60,270)
Net cash (outflows)/inflows from financing activities	(223,683)	983,332

Net (decrease)/increase in cash and cash equivalents	(516,331)	340,096

Cash and cash equivalents - beginning of period	740,368	207,380

Cash and cash equivalents - end of period	224,037	547,476

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Interim Financial Statements

March 31, 2014 (unaudited)

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

For the quarter ended and as of March 31, 2014, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

A) Wholly-owned subsidiaries

a) Hong Kong Companies

1.

First Asia Finance Limited

2.

Hung Lee Development Limited

3.

First Asia Tower Limited (Formerly known as Galaxy Garment Limited)

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

(d)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended March 31, 2014.

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

For loans with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference

An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended March 31, 2014.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the quarter ended March 31, 2014 and the year ended September 30, 2013, there was no impairment charge recognized.

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

The Company's estimated income tax expense for quarter ended March 31, 2014 was CAD$140,000.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of March 31, 2014 management does not believe any of the Company’s assets were impaired.

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

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2014, there was no common share equivalents outstanding.

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

 +

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Period end CAD$: HK$ exchange rate	7.0116	7.6336
Average periodic CAD$: HK$ exchange rate	7.0395	7.6746

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

5.

PROPERTY, PLANT AND EQUIPMENT

			March 31	September 30
		Accumulated	2014	2013
	Cost	Depreciation	Net	Net

Leasehold land and building	14,352,282	1,045,666	17,607,331	17,827,948

Leasehold improvement	639,209	245,592	19,341	36,097

Office equipment and furniture	34,718	22,474	3,909	7,517

Computer equipment	29,053	16,123	2,615	4,829

	15,055,262	1,329,855	17,633,196	17,876,391

6.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

7.

COMMON SHARES

During the quarter ended March 31, 2014, 209,820 common shares were issued.

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended March 31, 2014 as compared to the fiscal period ended March 31, 2013.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  All figures herein are stated in Canadian dollars

Results of Operations for the Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.

Revenues.  During the three months ended March 31, 2014, the Company had operating revenues of CAD$1,414,733   , as compared to revenues of CAD$394,803 for the three months ended March 31, 2013, an increase of CAD$1,019,930, or approximately 258%. The increase in revenue is primarily attributable to the increase in revenue from the money lending business. During the quarter ended March 31, 2014, penalty interest of CAD 810,345 was earned from one default borrower. The property used as collateral was sold to settle the outstanding principal and interests including penalty interest.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance Limited and the licence fee income from First Asia Tower Limited. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the three months ended March 31, 2014 were CAD$520,923. Of this, CAD$14,347 was allocated to Selling and Distribution, CAD$506,576 was allocated to General and Administrative Expenses. Operating expenses for the three months ended March 31, 2013 were CAD$384,100. Of this, CAD$13,988 was allocated to Selling and Distribution, CAD$370,112 was allocated to General and Administrative Expenses. Selling and Distribution expenses were comparable. The increase in General and Administrative expenses was primarily attributable to the increase in the volume of the money lending business.

Net Gain/Loss.   The Company had a net profit for the three months ended March 31, 2014 of CAD $753,947 , as compared to a net gain of CAD$1,069 for the three months ended March 31, 2013.  The significant increase in net profit is due to the increase in contribution from the money lending business, particularly the penalty interest earned of CAD810,345.

Results of Operations for the Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013.

Revenues.  During the six months ended March 31, 2014, the Company had operating revenues of CAD$1,925,435, as compared to revenues of CAD$699,927 for the six months ended March 31, 2013, an increase of CAD$1,225,508. The increase in revenue is primarily attributable to the increase in revenue from the money lending business. During the six months ended March 31, 2014, penalty interest of CAD 810,345 was earned from one default borrower. The property used as collateral was sold to settle the outstanding principal and interests including penalty interest.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance Limited and the licence fee income from First Asia Tower Limited. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the six months ended March 31, 2014 were CAD$979,912. Of this, CAD$42,676 was allocated to Selling and Distribution, CAD$937,236 was allocated to General and Administrative Expenses. Operating expenses for the six months ended March 31, 2013 were CAD$729,283. Of this, CAD$37,633 was allocated to Selling and Distribution, CAD$691,650 was allocated to General and Administrative Expenses.  Selling and Distribution expenses were relatively comparable. The increase in General and Administrative expenses was primarily attributable to the increase in the volume of the money lending business.

Net Gain/Loss.   The Company had a net profit for the six months ended March 31, 2014 of CAD$767,289, as compared to a net loss of CAD$43,496 for the six months ended March 31, 2013. The significant increase in net profit is due to the increase in contribution from the money lending business, particularly the penalty interest earned ofCAD810,345.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of March 31, 2014, our balance sheet reflects that we have cash and cash equivalents of CAD$224,037, total current assets of CAD$9,975,933 total assets of CAD$31,809,505, total liabilities of CAD$12,064,685, and total stockholders’ equity of CAD$19,726,687. The net cash inflow from operating activities for the fiscal period ended March 31, 2014 was CAD$292,648.  The net cash inflow from investing activities for the fiscal period ended March 31, 2014 was zero.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

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

FIRST ASIA HOLDINGS LIMITED

By: /s/   Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Executive Officer

Date:  May 20, 2014

By: /s/   To Ka Man Carmen

To Ka Man Carmen, Chief Financial Officer

Date:    May 20, 2014