Form 10-Q/A
period 2014-03-31
FIRST ASIA HOLDINGS Ltd
filed 2014-05-23
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Suite 823-825, 8/F Ocean Center, Harbour City, 5 Canton Road Tsim Sha Tsui Kowloon, Hong Kong
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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-Q/A to First Asia Holdings Limited’s periodic report on Form 10-Q for the fiscal period ended March 31, 2014, filed with the Securities and Exchange Commission on May 20, 2014 (the “Form 10-Q”), is solely for the purpose of furnishing the Interactive Data Files, including Exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB, 101.PRE, and 101.DEF, in Part II, Item 6 of this Form 10-Q/A and making certain conforming changes to Item 6.

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

Date:  May 23, 2014

By: /s/   To Ka Man Carmen

To Ka Man Carmen, Chief Financial Officer

Date:    May 23, 2014

4