Form 10-Q
period 2014-06-30
FIRST ASIA HOLDINGS Ltd
filed 2014-08-19
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 19, 2014 the Issuer had 62,351,282 shares of common stock issued and outstanding.

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

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2014

First Asia Holdings Limited

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of June 30, 2014 and September 30, 2013

	June 30	September 30
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$127,541	$740,368
Loans receivable	9,612,187	7,175,467
Prepayment, deposits and other receivable	557,740	1,072,478
Total current assets	10,297,468	8,988,313
Goodwill	4,200,376	4,200,376
Property, plant and equipment	17,510,745	17,876,391

TOTAL ASSETS	$32,008,589	$31,065,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank overdraft – secured	$1,730,821	$2,055,695
Mortgage payable – secured	6,468,277	6,630,497
Accounts payable and accrued liabilities	1,432,542	1,334,636
Accounts payable, related parties, net	2,231,456	1,910,701
Income taxes payable	302,020	162,020

Total current liabilities	12,165,116	12,093,549

TOTAL LIABILITIES	12,165,116	12,093,549

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding: 62,351,282 at June 30, 2014 62,347,270 at September 30, 2013)	23,950,085	23,944,085

Reserves	(4,124,745))	(4,990,687)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	19,825,340	18,953,398

Non-controlling interests	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,008,589	$31,065,080

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended June 30, 2014

And For the Three Months Ended June 30, 2013

	9 months ended June 30		3 months ended June 30
	2014	2013	2014	2013

REVENUE	$2,512,963	1,145,540	587,528	445,613

DIRECT COST	-	-	-	-

GROSS PROFIT	2,512,963	1,145,540	587,528	445,613

OPERATING EXPENSES
Selling and distribution	71,038	47,199	28,362	9,566
General, finance and administrative	1,466,671	1,120,116	529,435	428,466
PROFIT/(LOSS) FROM OPERATIONS	1,537,709 975,254	1,167,315 (21,775)	557,797 29,731	438,032 7,581

Other income	30,687	20,917	68,921	1,057

PROFIT/(LOSS) BEFORE TAX	$1,005,941	(858)	98,652	8,638

Taxation	(140,000)	(39,000)	-	(5,000)

	865,941	(39,858)	98,652	3,638

Attributable to non-controlling	-	-	-	-
Interest

NET PROFIT/(LOSS)	865,941	(39,858)	98,652	3,638

NET PROFIT/(LOSS) PER SHARE
- BASIC AND DILUTED	$0.014	(0.000)	0.002	0.000

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	62,346,270	62,346,270	62,346,270	62,346,270

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Nine Months Ended June 30, 2014

And For the Nine Months Ended June 30, 2013

	9 months ended	9 months ended
	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)
		(Restated)

Cash flows from operating activities
Profit / (loss) for the period after tax	865,941	(39,858)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Depreciation	365,646	321,261
Provision for taxation	140,000	39,000
Cash effect of changes in:
Deposit, prepayment and other receivables	514,738	(84,391)
Loan receivable	(2,436,720)	(2,943,997)
Accounts payables and accrued liabilities	97,906	(58,989)

Net cash inflow / (outflow) from operating activities	(452,489)	(2,766,974)

Financing activities
Issue of shares	6,000	1,011,850
Repayment of bank overdraft	(324,874)	1,547,171
Advance from related parties	320,756	607,436
Repayment of mortgage loan	(162,220)	(147,645)
Net cash (outflows)/inflows from financing activities	(160,338)	3,018,812

Net (decrease)/increase in cash and cash equivalents	(612,827)	251,838

Cash and cash equivalents - beginning of period	740,368	207,380

Cash and cash equivalents - end of period	127,541	459,218

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Interim Financial Statements

June 30, 2014 (unaudited)

1.  BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of First Asia Holdings Limited (the "Company") are unaudited and have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial statements. Accordingly, they do not include certain disclosures normally included in annual financial statements prepared in accordance with such principles.

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

For the quarter ended and as of June 30, 2014, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

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

(d)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended June 30, 2014.

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

For loans with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference

An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended June 30, 2014.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the quarter ended June 30, 2014 and the year ended September 30, 2013, there was no impairment charge recognized.

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

The Company's estimated income tax expense for quarter ended June 30, 2014 was CAD$ Nil.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of June 30, 2014 management does not believe any of the Company’s assets were impaired.

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

4) License fee income is recognized in accordance with the license terms.

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2014, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Quarter ended June 30, 2014	Quarter ended June 30, 2013
Period end CAD$: HK$ exchange rate	7.2638	7.3679
Average periodic CAD$: HK$ exchange rate	7.1059	7.5842

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

(s)

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

3.  GOING CONCERN

These interim financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations.

4.  CONCENTRATION OF CREDIT RISK AND ANALYSIS OF LOANS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of loans receivable. Concentration of credit risk with respect to loans receivable is limited.  A majority of the loans receivable are sufficiently secured by collaterals. In addition, the Company regularly monitors the creditworthiness of these borrowers and believes that it has adequately provided for exposure to potential credit losses. Bad debt recognised for the quarter ended June 30, 2014 amounted to $23,164.

The following table presents analysis of loans receivable by nature:

	June 30	September 30
Types of loans	2014	2013

Mortgage loans	$8,216,142	$5,484,987
Personal loans	1,275,789	1,513,421
Accrued interests	120,256	177,059
	9,612,187	7,175,467

Mortgage loans are bearing annual interest ranging from 6% to 30% with loan period ranging from 24 to 84 months. All mortgage loans are secured by collaterals in form of interest in real estate. Personal loans are bearing interest ranging from 24% to 48% with loan period up to 12 months. All personal loans are unsecured.

5.

PROPERTY, PLANT AND EQUIPMENT

			June 30	September 30
		Accumulated	2014	2013
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	1,337,342	17,484,880	17,827,948

Leasehold improvement	129,749	110,408	19,341	36,097

Office equipment and furniture	29,428	25,519	3,909	7,517

Computer equipment	16,786	14,171	2,615	4,829

	18,998,185	1,487,440	17,510,745	17,876,391

The leasehold land and building were acquired in 2011 through the acquisition of the entire share capital of First Asia Tower Limited (formerly known as Galaxy Garment Limited). The transaction was accounted for as an asset deal.

Depreciation for the 3 months ended June 30, 2014 amounted to $122,451.

6.

GOODWILL

Goodwill arose from the acquisitions of the entire share capital of First Asia Finance Limited and Hung Lee Development Limited and the 60% share capital of First Asia Estate Limited in 2011. The Company has elected the fourth quarter to complete its annual goodwill impairment test. For the quarter ended June 30, 2014 and the year ended September 30, 2013, there was no impairment charge recognized.

7.

BANK OVERDRAFT - SECURED

The bank overdraft is secured by the leasehold land and building. It is repayable on demand and bearing interest at an annual rate of 5.5%.

8.

MORTGAGE LOAN - SECURED

The mortgage loan is secured by the leasehold land and building. It is repayable by 240 instalments up to May 2031 and bearing interest at an annual rate of approximately 2%.

9.

ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables and accrued professional fees which are all current.

10.

DUE TO RELATED PARTIES - NET

The amounts are unsecured, interest-free and are repayable on demand.

11.

COMMON SHARES

During the quarter ended June 30, 2014, no common shares were issued.

12.

OPERATING LEASES

The Group has entered into commercial leases for offices with a term expiring in February 2016. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
Three months ending September 30, 2014	4,800
Year ending September 30, 2015	19,200
Year ending September 30, 2016	8,000
Total	$32,000

13.

SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is the Chief Executive Officer, who reviews consolidated results of operations prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Group. Accordingly, the Group has two operating segments: 1) Money-lending business, and 2) licensing out of property.

The following table presents summarized information by segment for the three months ended June 30, 2014:

	Money Lending	Licensing Of property
Revenue	397,628	189,900
Direct Cost	-	-
Gross profit	397,628	189,900
Selling expenses	-	-
General and administrative expenses	316,498	212,466
(Loss) income from operations	121,218	(22,566)
Depreciation	10,551	111,900

The following table presents summarized information by segment for the three months ended June 30, 2013:

	Money Lending	Licensing Of property
Revenue	439,572	178,429
Direct Cost	-	-
Gross profit	439,572	178,429
Selling expenses	-	-
General and administrative expenses	436,973	172,338
Income from operations	2,599	6,091
Depreciation	32,509	105,141

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended June 30, 2014 as compared to the fiscal period ended June 30, 2013.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  All figures herein are stated in Canadian dollars

Results of Operations for the Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.

Revenues.  During the three months ended June 30, 2014, the Company had operating revenues of CAD$587,528   , as compared to revenues of CAD$445,613 for the three months ended  June 30, 2013, an increase of CAD$141,915, or approximately 32%. The increase in revenue is primarily attributable to the increase in revenue from the money lending business as a result of more resources are injected for this business.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance Limited and the license fee income from First Asia Tower Limited. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the three months ended June 30, 2014 were CAD$557,797. Of this, CAD$28,362 was allocated to Selling and Distribution, CAD$529,435 was allocated to General, finance and Administrative Expenses. Operating expenses for the three months ended June 30, 2013 were CAD$438,032. Of this, CAD$9,566 was allocated to Selling and Distribution, CAD$428,466 was allocated to General, finance and Administrative Expenses. Selling and Distribution expenses were comparable. The increase in General and Administrative expenses was primarily attributable to the increase in the volume of the money lending business.

Net Gain/Loss.   The Company had a net gain for the three months ended June 30, 2014 of CAD $98,652 , as compared to a net gain of CAD$3,638 for the three months ended June 30, 2013.  The significant increase in net profit is due to the increase in contribution from the money lending business.

Results of Operations for the Nine  Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013.

Revenues.  During the nine months ended June 30, 2014, the Company had operating revenues of CAD$2,512,963, as compared to revenues of CAD$1,145,540 for the nine months ended June 30, 2013, an increase of CAD$1,367,423. The increase in revenue is primarily attributable to the increase in revenue from the money lending business. During the nine months ended June 30, 2014, penalty interest was earned from one default borrower. The property used as collateral was sold to settle the outstanding principal and interests including penalty interest.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance Limited and the license fee income from First Asia Tower Limited. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the nine months ended June 30, 2014 were CAD$1,537,709. Of this, CAD$71,038 was allocated to Selling and Distribution, CAD$1,466,671 was allocated to General, finance and Administrative Expenses. Operating expenses for the nine months ended June 30, 2013 were CAD$1,167,315. Of this, CAD$47,199 was allocated to Selling and Distribution, CAD$1,120,116 was allocated to General, finance and Administrative Expenses.  Selling and Distribution expenses were relatively comparable. The increase in General and Administrative expenses was primarily attributable to the increase in the volume of the money lending business.

Net Gain/Loss.   The Company had a net gain for the nine months ended June 30, 2014 of CAD$865,941, as compared to a net loss of CAD$39,858 for the nine months ended June 30, 2013. The significant increase in net profit is due to the increase in contribution from the money lending business, particularly the penalty interest earned of CAD883,601.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of June 30, 2014, our balance sheet reflects that we have cash and cash equivalents of CAD$127,541, total current assets of CAD$10,297,468 and total assets of CAD$32,008,589, total liabilities of CAD$12,165,116, and total stockholders’ equity of CAD$19,825,340. The net cash outflow from operating activities for the fiscal period ended June 30, 2014 was CAD$429,326.  The net cash inflow from investing activities for the fiscal period ended June 30, 2014 was Nil.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  August 19, 2014

By: /s/   To Ka Man Carmen

To Ka Man Carmen, Chief Financial Officer

Date:    August 19, 2014