Form 10-K
period 2014-09-30
FIRST ASIA HOLDINGS Ltd
filed 2015-01-14
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter: CAD $59,098,205

As of January 13, 2015, the Company had  62,351,282 shares issued and outstanding.

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

On February 2, 2011, a special shareholders’ meeting was held and the resolution for changing the company name to “First Asia Holdings Limited” was passed. As disclosed on a Form 8-K filed with the Securities and Exchange Commission on February 18, 2011, on February 17, 2011, the Company entered into an Agreement for Share Exchange (the “Vagas Exchange Agreement”) with Vagas Lane Limited, a

Marshall Islands corporation (“Vagas”), and First Asia Strategy Limited, a Marshall Islands corporation, (“FASL”) which is the sole shareholder of Vagas.  Pursuant to the terms of the Vagas Exchange Agreement, the Company agreed to issue a total of 18,000,000 shares of its restricted common stock, representing 43.5% of the enlarged share capital after completion and valued at approximately US$9,000,000, to FASL in exchange for the transfer by FASL of all of the issued and outstanding common stock of Vagas to the Company, thereby making Vagas a wholly-owned subsidiary of the Company (the “Vagas Share Exchange ”).  The parties closed the Share Exchange on February 23, 2011.Prior to completion of the Vagas Share Exchange, the Company had 23,364,134 shares of common stock issued and outstanding.  Immediately following completion of the Vagas Share Exchange, the Company had a total of approximately 41,364,134 shares of its common stock issued and outstanding.

Prior to the closing of the Vagas Share Exchange, Vagas entered into an agreement with the shareholders of Galaxy Garment Limited (“Galaxy”), a Hong Kong corporation pursuant to which Vagas agreed to purchase all of the issued and outstanding capital stock of Galaxy for a total of HK $140,000,000.  Galaxy’s primary asset is a block consisting of a 19-story industrial/commercial building located in Hong Kong valued at a price of HK$140,000,000.  Pursuant to the terms of the purchase agreement, on February 24, 2011, the Board of Directors of the Company authorized the issuance of a total of 10,283,000 shares of restricted common stock, valued at a price of US$0.50 per share, to two separate entities as partial consideration for the acquisition of the outstanding capital stock of Galaxy.  A total of 7,712,000 shares of restricted common stock, representing 14.9% of the enlarged share capital after completion, were issued to Sunford Limited, a Marshall Islands corporation, and a total of 2,571,000 shares of restricted common stock, representing 4.9% of the enlarged share capital after completion, were issued to Golden Tree Limited, a Marshall Islands corporation. Following the issuance of the Shares the Company has a total of 51,647,134 shares of common stock issued and outstanding. On February 28, 2011, Vagas completed the acquisition of the outstanding share capital of Galaxy. On February 28, 2011, Vagas delivered an additional cash payment of HK$10,012,741.10 (approximately US$1,285,825) to the shareholders of Galaxy and assumed the outstanding balance of HK$75,987,258.9 (approximately US $9,758,430) on the mortgage loan encumbering the property owned by Galaxy.  On November 20, 2013, the name of Galaxy Garment Limited was changed to First Asia Tower Limited.

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

(b)

Business of the Company

Overview

The principal activity of the Company is investment holding. As of September 30, 2014, the Company has the following subsidiaries:

Name of subsidiary	Principal activity	Annual revenue
$

First Asia Finance Ltd.	Regulated money lending business	2,864,050
in Hong Kong

First Asia Estate Ltd.	Regulated real estate agency business Hong Kong	Nil

Hung Lee Development Ltd.	Construction business	Nil

First Asia Tower Limited	Property investment	753,795

Vagas Lane Ltd.	Intermediate holding company	Nil

Paris Sky Ltd.	Intermediate holding company	Nil

Giant Management	Intermediate holding company	Nil
Corporation Limited

Hotel Fund Limited	Investment Holding	Nil

First Asia Finance Limited, First Asia Estate Limited, Hung Lee Development Limited, First Asia Tower Limited and Giant Management Corporation Limited are incorporated in Hong Kong. Vagas Lane Limited and Paris Sky Limited are Marshall Islands corporations while Hotel Fund Limited is a Cayman Islands corporation.

Apart from First Asia Estate Limited which is 60% owned, all the other subsidiaries are 100% owned by the company.

Apart from the Hong Kong head office, the company has small representative offices in China, Singapore, Malaysia and Indonesia. However, all these representative offices are cost centers only. In geographical terms, the Group only operates in Hong Kong.

c) Business description

During the year ended September 30, 2014, the principal activities of the major subsidiaries are as follows:

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

We principally offer the following loan products:

1)

First Mortgage Loans: Loans that are secured by first mortgage on the borrowers’ real estates;

2)

Subordinated Mortgage Loans: Loans that are secured by mortgages subordinated to first or higher ranking mortgages charged on the borrowers’ pledged real estates; and

3)

Unsecured Personal Loans: Unsecured loans granted to individuals.

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

1)

Regulated money lending business in Hong Kong (continued)

As of September 30, 2014, the Group has the following loan portfolios:

	As of September 30,
	2014	2013

Mortgage loans	$8,517,336	$5,484,987
Personal loans	1,202,439	1,513,421
Accrued interest	74,106	177,059
	$9,793,881	$7,175,467

Both first and subordinated mortgage loans are bearing annual interest ranging from 6% to 30% with loan period ranging from 24 to 84 months. All mortgage loans are secured by collaterals in form of interest in real estates. Personal loans are bearing interest ranging from 24% to 48% with loan period up to 12 months. All personal loans are unsecured.

2) Construction business

Our wholly-owned subsidiary Hung Lee Development Limited (“HLD”) is primarily responsible for providing building design, construction and renovation services as well as construction related consultancy services to our customers. Prior to becoming a subsidiary of the Group, HLD has been the contractor of several luxury bungalow development projects in the rural area of Hong Kong.

HLD used to have contracted a team of architects and interior and exterior designers who have extensive experience in the building and construction industry.  Our marketing and sales team maintains active communication with clients to try to market our quality services.  We also evaluate and assess the specific requirements of our clients to enhance client satisfaction and secure customer loyalty.

HLD also used to have an established network of sub-contractors whom we engage to provide building related services.  We maintain strong relationship with our sub-contractors and material suppliers so as to ensure timely delivery of products and services to our clients, if necessary.  At the same time, we can receive referrals from contractors for remodeling and new construction projects.

However, since joining the Group, the Hong Kong Government has implemented certain measures to cool down the property market. HLD has difficulty in finding suitable bungalow development project in the rural area of Hong Kong. In recent 2 years, HLD’s contribution to the Group has been insignificant.

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

4) Regulated real estate agency business

Our regulated real estate agency business in Hong Kong is carried on by our 60%-owned subsidiary, First Asia Estate Limited (“FAE”). FAE has obtained the Real Estate Agency License for carrying on real estate agency business in Hong Kong.  We have to renew our license with Hong Kong Government every year. Currently, the focus of our Group is not in this field. During the current year, this segment has been dormant.

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

Government Regulations

Both the money lending business and real estate agency business are regulated in Hong Kong. Licenses have to be obtained before we can carry on these businesses. The licenses are also subject to annual renewal by the relevant Governmental Bodies.

For the money lending business, it is governed by the Money Lending Ordinance. The Money Lender License is granted by the Hong Kong Magistrate’s Court taking into account the advice from the Hong Kong Police who has performed site inspection. The Estate Agency License is granted by the Estate Agents Authority

Research and Development

We did not carry out any research and development activities during the year ended September 30, 2014, and do not have any specific plans for research and development in 2015.

Employees

At present, we have 7 full time employees and 1 part-time staff. 4 full time staff are employed by the money lending business while 3 full time staff and 1 part-time staff are allocated to the property licencing segment. Other than the Hong Kong Mandatory Provident Fund, we presently do not have pension, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future.

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

ITEM 2.

PROPERTIES

Our facilities are located at Suite 823-825, 8/F Ocean Center, Harbour City, 5 Canton Road, Tsimshatsui, Kowloon, Hong Kong. The facility is a secure commercial building. Through a commercial lease for use of the premises which has a 2-year term, we currently occupy approximately 1,000 square feet of service and office space.  Our annual lease fee is approximately $19,200.

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

	(U.S. $)

2013	HIGH	LOW
Quarter Ended March 31	$2.50	$1.20
Quarter Ended June 30	$2.50	$1.60
Quarter Ended September 30	$4.00	$0.25
Quarter Ended December 31	$2.50	$1.00

2014	HIGH	LOW
Quarter Ended March 31	$3.00	$1.30
Quarter Ended June 30	$3.39	$2.50
Quarter Ended September 30	$3.39	$0.51
Quarter Ended December 31	$0.66	$0.03

Holders.  As of September 30, 2014 there were 62,351,282 shares of common stock issued and outstanding and approximately 440 shareholders of record.

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended September 30, 2014 or 2013.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Overview

First Asia Holdings Limited, (hereinafter referred to as “We,” “Us,”  “First Asia,” the “Company”, or the “Registrant”) is a publicly traded company whose shares trade on the OTCQB market (the “OTCQB”) under the trading symbol “FAHLF”.   The Company was organized under the laws of Ontario, in March 1993.   Currently, the Company, through its subsidiaries, is carrying on regulated money lending business and construction business in Hong Kong. The Group also owns a 19-story industrial/commercial building in Hong Kong. The building is licensed out for income. The Company is located at Suite 823-825, 8/F Ocean Center, Harbour City, 5 Canton Road, Tsimshatsui, Kowloon, Hong Kong.  The building is licensed out for income. The Company is located at Suite 823-825, 8/F Ocean Center, Harbour City, 5 Canton Road, Tsimshatsui, Kowloon, Hong Kong.

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended September 30, 2014 as compared to the fiscal year ended September 30, 2013. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.  All figures herein are stated in Canadian dollars.

Fiscal Year Ended September 30, 2014 Compared with Fiscal  Year Ended September 30, 2013

Revenues.  During the fiscal year ended September 30, 2014, the Company had operating revenues of CAD $3,617,845, as compared to revenues of CAD $1,650,738 for the fiscal year ended September 30,

2013, an increase of $1,967,107, or approximately 119%.  The Group has only 2 active operating segments: 1) Licencing of property; and 2) Money lending. The property licencing business is stable and the annual revenue has been maintained at approximately $750,000. Eliminating this effect, revenue from money lending segment increases by approximately 300%. In general, the majority shareholder has always been trying to inject more funds to the Group to increase the loan portfolio. In particular, during the quarter ended March 31, 2014, penalty interest of CAD $810,345 was earned from one default borrower. The property used as collateral was sold to settle the outstanding principal and interests including penalty interest. As of September 30, 2014, approximately nine million is in the market for earning interest income.

Costs of Revenue.  The cost of revenue for the fiscal year ended September 30, 2014 was CAD $Nil, as compared to CAD $Nil for the fiscal year ended September 30, 2014. The Group has only 2 active operating segments: 1) Licencing of property; and 2) Money lending. For property licencing segment, the 2 major costs, mortgage loan interests and depreciation, are classified as administrative expenses which are below the line.  The money lending business is principally financed by non-interest bearing shareholders’ funds.

Operating Expenses.  Operating expenses for the fiscal year ended September 30, 2014 were CAD $2,383,151.  Of this, CAD $85,482 was allocated to Selling and Distribution, CAD $2,297,669 was allocated to General and Administrative Expenses.  Operating expenses for the fiscal year ended September 30, 2013 were CAD $1,618,978.  Of this, CAD $109,655 was allocated to Selling and Distribution, CAD $1,509,323 was allocated to General and Administrative Expenses. The increase in administrative expenses is mainly attributable to the money lending segment. As the loan portfolio increases significantly, the Group has incurred more staff costs and consultancy fees in the credit control function.

Net profit.  The Company had a net profit for the fiscal year ended September 30, 2014 of CAD $1,083,401, as compared to a small net profit of CAD $402 for the fiscal year ended September 30, 2013

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of September 30, 2014, our audited balance sheet reflects that we have cash and cash equivalents of CAD $154,796, total current assets of CAD $10,421,784, total assets of CAD $32,011,417, total liabilities of CAD $11,950,485, and total stockholders’ equity of CAD $20,042,799.  The net cash outflow generated by operating activities for the fiscal year ended September 30, 2014 was CAD $296,722.  The net cash used in investing activities for the fiscal year ended September 30, 2014 was CAD $Nil.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

FIRST ASIA HOLDINGS LIMITED

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

INDEX TO FINANCIAL STATEMENTS

JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PEOPLE’S REPUBLIC OF CHINA

Room 20HH08, 20/F., Eu Hua Mansion, Huangmugang, Futian, Shenzhen, China. (Postal Code: 518035)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

FIRST ASIA HOLDINGS LIMITED

 (INCORPORATED IN CANADA)

We have audited the accompanying consolidated balance sheets of First Asia Holdings Limited and subsidiaries as of September 30, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Asia Holdings Limited and its subsidiaries as of September 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PRC

Shenzhen, China

January 13, 2015

First Asia Holdings Limited

Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of September 30, 2014 and 2013

	September 30	September 30
	2014	2013
ASSETS
Current assets
Cash and cash equivalent	$154,796	$740,368
Loans and advances	9,793,881	7,175,467
Prepayment, deposits and other receivable	473,107	1,072,478
Total current assets	10,421,784	8,988,313
Goodwill	4,200,376	4,200,376
Property, plant and equipment	17,389,257	17,876,391

TOTAL ASSETS	$32,011,417	$31,065,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank overdraft – secured	$980,884	$2,055,695
Mortgage payable – secured	6,398,099	6,630,497
Accounts and other payable, and accrued liabilities	1,293,922	1,334,636
Accounts payable, related parties	2,984,260	1,910,701
Income taxes payable	293,320	162,020

Total current liabilities	11,950,485	12,093,549

TOTAL LIABILITIES	11,950,485	12,093,549

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil
Common shares without par value, authorized – unlimited;
Issued and outstanding: 62,351,282 at September 30, 2014 62,347,270 at September 30, 2013)	23,950,085	23,944,085

Deficits	(3,907,286)	(4,990,687)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	20,042,799	18,953,398

Non-controlling interest	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,011,417	$31,065,080

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Consolidated Statements of Operations

(Stated in Canadian Dollars)

For the Years Ended September 30, 2014 and 2013

	Years ended September 30
	2014	2013

Revenue	$3,617,845	$1,650,738

Direct costs	-	-

Gross profit	3,617,845	1,650,738

Operating expenses
Selling and distribution	85,482	109,655
General and administrative	2,297,669	1,509,323

	(2,383,151)	(1,618,978)

Other operating income	80,427	20,917

Operating profit	1,315,121	52,677

Other comprehensive loss	(39,220)	(13,275)

Profit before taxation	1,275,901	39,402

Provision for taxation	(192,500)	(39,000)

Net profit	1,083,401	402

Non-controlling interests	-	-

Net profit attributable to stockholders of First Asia Holdings Limited	$1,083,401	$402

NET INCOME PER SHARE:
BASIC AND DILUTED	$0.017	$0.0000

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	62,351,282	62,347,270

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Consolidated Statements of Cash Flows

(Stated in Canadian Dollars)

For the Year Ended September 30, 2014 and 2013

	Years ended September 30
	2014	2013
		(re-stated)

Cash flows from operating activities
Profit after tax for the year	1,083,401	402
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Depreciation	487,134	437,161
Cash effect of changes in:
Loans and advances	(2,618,414)	(2,544,330)
Prepayment, deposits and other receivable	599,371	(68,485)
Accounts payables and accrued liabilities	(40,714)	20,883
Income tax payable	192,500	39,000

Net cash outflows from operating activities	(296,722)	(2,115,369)

Cash flows from financing activities
Borrowings from related parties, net	1,073,559	-
Repayment to related parties, net	-	878,978
Fund from bank overdraft	-	1,077,137
Repayment of bank overdraft	(1,074,811)	-
Repayment of mortgage loan	(232,398)	(321,193)
Payment of tax	(61,200)	-
Issue of shares	6,000	1,013,435

Net cash (outflows)/inflows provided by financing activities	(288,850)	2,648,357

Net increase/(decrease) in cash and cash equivalents	(585,572)	532,988

Cash and cash equivalents - beginning of year	740,368	207,380

Cash and cash equivalents - end of year	154,796	740,368

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Consolidated Statements of Stockholders’ equity

(Stated in Canadian Dollars)

For the Year Ended September 30, 2014 and 2013

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income	Total

As at September 30, 2012	$22,930,650	$(5,081,297)	$90,208	$17,939,561

Loss for the year	-	13,677	(13,275)	402

Issuance of common stocks	1,013,435	-	-	1,013,435

As at September 30, 2013	23,944,085	(5,067,620)	76,933	18,953,398

Profit for the year	-	1,122,621	(39,220)	1,083,401

Issuance of common stocks	6,000	-	-	6,000

As at September 30, 2014	$23,950,085	(3,944,999)	37,713	20,042,799

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Consolidated Financial Statements

September 30, 2014

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

First Asia Holdings Limited, (hereinafter referred to as the “Company”) is a publicly traded company whose shares trade on the OTCQB market under the trading symbol “FAHLF”.  The Company was organized under the laws of Ontario, Canada, as MIAD Systems, Ltd in March 1993.  On November 16, 2006, the Company changed its name to Melo Biotechnology Holdings, Inc. On February 2, 2011, it changed its name again to “First Asia Holdings Limited”. The registered office of the Company is located at Suite 823-825, 8/F Ocean Center, Harbour City, 5 Canton Road, Tsimshatsui, Kowloon, Hong Kong.

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

(a) Basis of accounting

The Company's financial statements were prepared using US GAAP.

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

For the year ended and as of September 30, 2014, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

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

(e)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debts was incurred during the year ended September 30, 2014.

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

For loans with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference

An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the year ended September 30, 2014.

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

The Company's income tax expense for year ended September 30, 2014 was CAD$192,500. .

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of September 30, 2014, management does not believe any of the Company’s assets were impaired.

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

(n)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2014, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Year ended September 30, 2014	Year ended September 30, 2013
Period end CAD$: HK$ exchange rate	0.1437	0.1328
Average periodic CAD$: HK$ exchange rate	0.1383	0.1311

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

(u)   Recently Implemented Standards

In March 2013, the Financial Accounting Standards Boards ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05 ("ASU 2013-05"), Foreign Currency Matters, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity . The amendments clarify the applicable guidance for the de-recognition of all or a portion of a cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity or when other changes stipulated occur and involve a foreign entity. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013.

In July 2013, the FASB issued ASU No. 2013-11 ("ASU 2013-11"), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists , which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. The amendments are effective for reporting periods beginning after December 15, 2013. Early adoption is permitted.

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers , which supersedes the revenue recognition requirements in ASC 605 and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective retrospectively for the interim reporting period ending June 30, 2017, with early application not permitted.

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

The following table presents analysis of loans receivable by nature:

	Sept 30	Sept 30
Types of loans	2014	2013

Mortgage loans	$8,517,336	$5,484,987
Personal loans	1,202,439	1,513,421
Accrued interests	74,106	177,059
	9,793,881	7,175,467

Mortgage loans are bearing annual interest ranging from 6% to 30% with loan period ranging from 24 to 84 months. All mortgage loans are secured by collaterals in form of interest in real estate. Personal loans are bearing interest ranging from 24% to 48% with loan period up to 12 months. All personal loans are unsecured.

NOTE 5 – PLANT AND EQUIPMENT

			September 30	September 30
		Accumulated	2014	2013
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	1,451,304	17,370,918	17,827,948

Leasehold improvement	129,749	115,993	13,756	36,097

Office equipment and furniture	29,428	26,722	2,706	7,517

Computer equipment	16,786	14,909	1,877	4,829

	18,998,185	1,608,928	17,389,257	17,876,391

All the office and computer equipment, Leasehold improvement has useful lives of 5 years, whereas all the office and computer equipment have useful lives of 4 years.

The leasehold land and building were acquired in 2011 through the acquisition of the entire share capital of First Asia Tower Limited (formerly known as Galaxy Garment Limited). The transaction was accounted for as an asset deal.

Depreciation for the year ended September 30, 2014 amounted to $487,134.

NOTE 6 - GOODWILL

Goodwill arose from the acquisitions of the entire share capital of First Asia Finance Limited and Hung Lee Development Limited and the 60% share capital of First Asia Estate Limited in 2011. The Company has elected the fourth quarter to complete its annual goodwill impairment test. For the year ended September 30, 2014 and the year ended September 30, 2013, there was no impairment charge recognized.

By reference to both market approach and income approach, taking into account the historical and future profitability of principally First Asia Finance Limited, there was no impairment charge recognized.

NOTE 7.  BANK OVERDRAFT -SECURED

The bank overdraft is secured by the leasehold land and building. It is repayable on demand and bearing interest at an annual rate of 5.5%.

NOTE 8.  MORTGAGE PAYABLE -SECURED

The mortgage loan is secured by the leasehold land and building. It is repayable by 240 instalments up to May 2031 and bearing interest at an annual rate of approximately 2%.

NOTE 9 -  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly other payables, deposit received, temporary receipts and accrued professional fee which are all current

NOTE 10 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong, the statutory corporate income tax rates are 16.5% for the years ended September 30, 2013 and 2012.

The provisions for income taxes for each of the two years ended September 30, 2014 and 2013 are summarized as follows:

	As of September 30,
	2014	2013
Current	$192,500	$39,000

Total	$192,500	$39,000

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 11 - OPERATING LEASES

The Group has entered into commercial leases for offices with a term expiring in February 2016. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
Year ending September 30, 2014	19,200
Year ending September 30, 2015	19,200
Year ending September 30, 2016	8,000
Total	$46,400

NOTE 12 – SEGMENT INFORMATION

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

The following table presents summarized information by segment for the year ended September 30, 2014:

	Money Lending	Licensing Of property
Revenue	2,864,050	753,795
Direct Cost	-	-
Gross profit	2,864,050	753,795
Selling expenses	85,482	-
General and administrative expenses	1,506,255	710,987
Income from operations	1,272,313	42,808
Depreciation	43,015	444,119

NOTE 13 - EQUITY

First Preference Stock:

The Company is authorized to issue unlimited number of first preference shares without par value.  As of September 30, 2014 and 2013, there were no shares of preferred stock issued and outstanding.

Common Stock:

In the month of December 2013, 4,000 restricted common shares were issued to third parties at a price of US$1.5 per share.

NOTE 14 - DUE TO RELATED PARTIES - NET

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2014 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2014, the Company's internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our officers and directors as of September 30, 2014.  All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified.  Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The directors and executive officers currently serving the Company are:

Name	Age	Position	Tenure

Luk Lai Ching Kimmy	49	Chief Executive Officer, Director and Chairman	Since April 2011
Lee Siew Weng Thomas	51	Director	Since January 2012

Ms To Ka Man Carmen	28	Chief Financial Officer	Since June 2013

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

Ms To Ka Man Carmen.  Carmen To, age 28, was appointed as the Company’s Chief Financial Officer on June 20, 2013.  She is a qualified Certified Public Accountant in Australia. From August 2006 to February 2008, she was employed by BDO, an international accounting firm, at its office in Hong Kong, where her major responsibilities were auditing various types of companies including listed companies. From February 2008 to February 2011, she was employed by KPMG, an international accounting firm, at its office in Hong Kong, where her responsibilities were auditing various leading listed companies in Hong Kong. From February 2011 to January 2012, she was employed by Wing Tai Properties Limited, a Hong Kong listed international property developer, where she had a financial supervisory role as a team leader supervising 12 accounting staff.  Her major responsibilities were financial reporting including budgetary control and preparation of consolidated financial statements. From February 2012 to June 2013, Carmen was self-employed as a business consultant and providing consulting services in relation to accounting, taxation and internal control. She obtained a Bachelor of Commerce degree from University of New South Wales in July 2006.

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

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended September 30, 2014 and 2013. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

Luk Lai Ching Kimmy Chairman	2014	$0.00 --	-- --	-- --	-- --	-- --	-- --	-- --	$0.00 --

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

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended September 30, 2014.

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
Thomas

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of January 13, 2015, certain information with respect to the common stock beneficially owned by (i) each Director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common	Luk Lai Ching Kimmy (1) (2) Director and Chairman Suite 823-825, 8/F Ocean Center, Harbour City, 5 Canton Road Tsim Sha Tsui, Kowloon Hong Kong	18,000,000	28.9%

Common	Lee Siew Weng Thomas (1) Director Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong	0	0.0%
Common	Huge Team Investments Limited(4) Room A, 1/F, Tontex Building, 2 Sheung Hei Street, Kowloon, Hong Kong	13,000,000	20.8%
Common	Sunford Limited(5) Flat A & B, 26/F, Tower 12, Tierra Verde, 33 Tsing King Road, Tsing Yi, New Territories, Hong Kong	7,712,000	12.4%

Common	All Directors and executive officers	18,000,000	28.9%

(1)

The person listed is currently an officer, a director, or both, of the Company.

(2)

The shares are held by First Asia Strategy Limited with all issued share capital wholly owned by Ms Luk Lai ching Kimmy.

(3)

Based upon 62,351,270 shares issued and outstanding

(4)

Huge Team Investments Limited is a British Virgin Islands company based in Hong Kong.  Mr Tom Qiu makes decisions as to the voting and disposition of the securities owned by Huge Team Investments Limited.

(5)

Sunford Limited is a Marshall Islands company based in Hong Kong.  Mr Kuthoor Shanty Bernard makes decisions as to the voting and disposition of the securities owned by Sunford Limited.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1) The aggregate fees billed by JTC Fair Song CPA Firm for audit of the Company's annual financial statements were US$30,000 for the fiscal year ended September 30, 2014, and US$32,000 for the fiscal year ended September 30, 2013.

Audit Related Fees

(2)

JTC Fair Song CPA Firm did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2014 and 2013.

Tax Fees

(3) The aggregate fees billed by JTC Fair Song CPA Firm for tax compliance, tax advice and tax planning were $0 for the fiscal year ended September 30, 2014 and $0 for the fiscal year ended September 30, 2013.

All Other Fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.0

Articles of Incorporation of MIAD Systems Ltd.

3.1

Articles of Amendment of Articles of Incorporation

3.2

Bylaws

10.0

Office Lease 43 Riviera Drive, Units 5&6, Markham – Ontario dated November 14,

1996 (Filed with Form 10 SB filed July 10, 2001)

10.1

Lease Renewal 43 Riviera Drive, Units 5&6, Markham – Ontario dated September 8,

2000 (Filed with Form 10 SB filed July 10, 2001)

10.1

Lease Renewal 43 Riviera Drive, Units 5&6, Markham – Ontario dated September 13,

2001 (Filed with Form 10-KSB filed January 1, 2002)

10.1

Lease Renewal 43 Riviera Drive, Units 5&6, Markham – Ontario dated October 31, 2005

(Filed with Form 10-KSB filed December 29, 2005)

10.1

Asset Purchase Agreement Dated May 18, 2005 (Filed with Form 8-K filed May 24,

2005)

10.2

Employment Agreement for Michael Green dated October 1, 1999 (Filed with Form 10

SB filed July 10, 2001)

10.2

Stock Purchase Agreement Dated May 18, 2005 (Filed with Form 8-K filed May 24,

2005)

10.2

Employment Agreement for Michael Madlock dated January 2, 2008 (Filed with Form 8-

K filed January 8, 2008)

10.3

Renewal Employment Agreement for Michael Green dated October 1, 2000 (Filed with

Form 10 SB filed July 10, 2001)

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

Employment Agreement for Joseph Misetich dated October 1, 2000 (Filed with Form 10-

SB filed July 10, 2001)

10.4

Renewal Employment Agreement for Joseph Misetich dated October 1, 2001 (Filed with

Form 10-SB filed July 10, 2001)

10.4

Employment Agreement for John Pryce dated November 22, 2001 (Filed with Form 10-

KSB filed December 24, 2002

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

Date: January 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Luk Lai Ching Kimmy

       Chief Executive Officer, Principal Executive Officer, Director

Date: January 13, 2015

By:  To Ka Man

Chief Financial Officer, Principal Accounting Officer

Date: January 13, 2015