Form 10-K/A
period 2014-09-30
FIRST ASIA HOLDINGS Ltd
filed 2015-01-20
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-K/A to First Asia Holdings Limited’s annual report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on January 13, 2015 (the “Form 10-K”), is solely for the purpose of furnishing the Interactive Data Files, including Exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB, 101.PRE, and 101.DEF, in Part II, Item 6 of this Form 10-K/A and making certain conforming changes to Item 6.

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

Date: January 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Luk Lai Ching Kimmy

       Chief Executive Officer, Principal Executive Officer, Director

Date: January 20, 2015

By:  To Ka Man

Chief Financial Officer, Principal Accounting Officer

Date: January 20, 2015

4