Form 10-Q
period 2014-12-31
FIRST ASIA HOLDINGS Ltd
filed 2015-02-19
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 19, 2015 the Issuer had 63,640,599 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of First Asia Holdings Limited, a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal year ended September 30, 2014.

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2014

First Asia Holdings Limited

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of December 31, 2014 and September 30, 2014

	December 31	September 30
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$500,252	$154,796
Loan receivable	12,248,014	9,793,881
Prepayment, deposits and other receivable	514,300	473,107
Total current assets	13,262,566	10,421,784
Goodwill	4,200,376	4,200,376
Property, plant and equipment	17,260,176	17,389,257

TOTAL ASSETS	$34,723,118	$32,011,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank overdraft – secured	$988,639	$980,884
Mortgage payable – secured	6,292,840	6,398,099
Accounts payable, other payable and accrued liabilities	3,844,145	1,293,922
Accounts payable, related parties	2,778,672	2,984,260
Income taxes payable	308,320	293,320

Total current liabilities	14,212,616	11,950,485

TOTAL LIABILITIES	14,212,616	11,950,485

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil	24,394,397	23,950,085
Common shares without par value, authorized – unlimited;
Issued and outstanding: 63,640,599 at December 31, 2014 62,351,282 at September 30, 2014)

Deficits	(3,902,028)	(3,907,286)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	20,492,369	20,042,799

Non-controlling interests	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,723,118	$32,011,417

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2014

And For the Three Months Ended December 31, 2013

	3 months ended	3 months ended
	December 31	December 31
	2014	2013
	(unaudited)	(unaudited)

Revenue	905,558	510,702

Direct costs	-	-

Gross profit	905,558	510,702

Operating expenses
Selling and distribution costs	21,230	28,329
General and administrative expenses	852,454	430,660
Total operating expenses	(873,684)	(458,989)

INCOME FROM OPERATIONS	31,874	51,713

OTHER INCOME
Other comprehensive loss	(11,616)	(38,371)

INCOME BEFORE INCOME TAXES	20,258	13,342

INCOME TAXES	(15,000)	-

NET INCOME	5,258	13,342

Non-controlling interests	-	-

Net income attributable to stockholders of First Asia Holdings Limited	5,258	13,342

Accumulated deficits, Beginning of period	(3,907,286)	(4,990,687)

Accumulated deficits, End of period	(3,902,028)	(4,977,345)

NET INCOME PER COMMON SHARE
Basic and fully diluted	0.0001	0.0002

WEIGHTED AVERAGE COMMON SHARE
OUTSTANDING
Basic and fully diluted	63,640,599	62,351,282

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2014

And For the Three Months Ended December 31, 2013

	3 months ended	3 months ended
	December 31	December 31
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income for the period	5,258	13,342
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Depreciation	129,081	119,756
Net assets by way of acquisition
Cash effect of changes in:
Deposit, prepayment and other receivable	(41,193)	(56,523)
Loan receivable	(2,454,133)	(1,236,353)
Accounts payables and accrued liabilities	2,550,223	66,913
Income tax payable	15,000	-

Net cash inflow (used in)/provided by operating activities	204,236	(1,092,865)

Cash flows from financing activities
Issue of shares	444,312	6,000
Bank overdraft	7,755	51,680
Repayment of shareholders’ loans	(205,588)	942,852
Repayment of mortgage loan	(105,259)	(84,218)

Net cash inflows from financing activities	141,220	916,314

Net increase/(decrease) in cash and cash equivalents	345,456	(176,551)

Cash and cash equivalents - beginning of period	154,796	740,368

Cash and cash equivalents - end of period	500,252	563,817

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Interim Financial Statements

December 31, 2014 (unaudited)

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

For the quarter ended and as of December 31, 2014, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

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

(d)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended December 31, 2014.

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

For loans with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference

An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended December 31, 2014.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the quarter ended December 31, 2014 and the year ended September 30, 2014, there was no impairment charge recognized.

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

The Company's estimated income tax expense for quarter ended December 31, 2014 was CAD$15,000 .

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of December 31, 2014 management does not believe any of the Company’s assets were impaired.

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

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2014, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Quarter ended December 31, 2014	Quarter ended December 31, 2013
Period end CAD$: HK$ exchange rate	0.1499	0.1379
Average periodic CAD$: HK$ exchange rate	0.1487	0.1353

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

4.  CONCENTRATION OF CREDIT RISK AND ANALYSIS OF LOANS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of loans receivable. Concentration of credit risk with respect to loans receivable is limited.  A majority of the loans receivable are sufficiently secured by collaterals. In addition, the Company regularly monitors the creditworthiness of these borrowers and believes that it has adequately provided for exposure to potential credit losses. No bad debt was incurred during the quarter ended December 31, 2014.

The following table presents analysis of loans receivable by nature:

	Dec 31	September 30
Types of loans	2014	2014

Mortgage loans	$11,027,776	$8,517,336
Personal loans	1,122,008	1,202,439
Accrued interests	98,230	74,106
	12,248,014	9,793,881

Mortgage loans are bearing annual interest ranging from 6% to 30% with loan period ranging from 24 to 84 months. All mortgage loans are secured by collaterals in form of interest in real estate. Personal loans are bearing interest ranging from 24% to 48% with loan period up to 12 months. All personal loans are unsecured.

5.

PROPERTY, PLANT AND EQUIPMENT

			December	September
		Accumulated	31, 2014	30, 2014
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	1,571,215	17,251,007	17,370,918

Leasehold improvement	129,749	122,871	6,878	13,756

Office equipment and furniture	29,428	28,075	1,353	2,706

Computer equipment	16,786	15,848	938	1,877

	18,998,185	1,738,009	17,260,176	17,389,257

The leasehold land and building were acquired in 2011 through the acquisition of the entire share capital of First Asia Tower Limited. The transaction was accounted for as an asset deal.

Depreciation for the 3 months ended December 31, 2014 amounted to $129,081.

6.

GOODWILL

Goodwill arose from the acquisitions of the entire share capital of First Asia Finance Limited and Hung Lee Development Limited and the 60% share capital of First Asia Estate Limited in 2011. The Company has elected the fourth quarter to complete its annual goodwill impairment test. For the quarter ended December 31, 2014 and the year ended September 30, 2014, there was no impairment charge recognized.

7.

BANK OVERDRAFT - SECURED

The bank overdraft is secured by the leasehold land and building. It is repayable on demand and bearing interest at an annual rate of 5.25%.

8.

MORTGAGE LOAN - SECURED

The mortgage loan is secured by the leasehold land and building. It is repayable by 240 instalments up to May 2031 and bearing interest at an annual rate of approximately 2%.

9.

ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables, non-interest bearing advance from third parties and accrued professional fees which are all current.

10.

DUE TO RELATED PARTIES - NET

The amounts are unsecured, interest-free and are repayable on demand.

11.

COMMON SHARES

During the quarter ended December 31, 2014, 1,289,317 restricted common shares were issued at a price of US$0.3 to raise CAD$444,312 for working capital of the group.

12.

OPERATING LEASES

The Group has entered into commercial leases for offices with a term expiring in February 2016. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
Year ending September 30, 2015	14,400
Year ending September 30, 2016	8,000
Total	$22,400

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

The following table presents summarized information by segment for the three months ended December 31, 2014:

	Money Lending	Licensing Of property
Revenue	695,130	210,428
Direct Cost	-	-
Gross profit	695,130	210,428
Selling expenses	21,230	-
General and administrative expenses	631,429	221,025
(Loss) income from operations	63,701	(10,597)
Income tax	(15,000)	-
Depreciation	9,170	119,911

The following table presents summarized information by segment for the three months ended December 31,

2013:

	Money Lending	Licensing Of property
Revenue	288,707	221,995
Direct Cost	-	-
Gross profit	288,707	221,995
Selling expenses	28,329	-
General and administrative expenses	252,012	178,648
Income from operations	8,366	43,347
Income tax	-	-
Depreciation	12,126	107,630

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

Overview and Recent Developments

First Asia Holdings Limited, (hereinafter referred to as “We,” “Us,”  “First Asia,” the “Company”, or the “Registrant”) is a publicly traded company whose shares trade on the OTCQB market (the “OTCQB”) under the trading symbol “FAHLF”.   The Company was organized under the laws of Ontario, in March 1993.   Currently, the Company, through its subsidiaries, is carrying on regulated money lending business. The Group also owns a 19-storey industrial/commercial building in Hong Kong which is licensed out for income. The Company is located at Hong Kong.

The Chart below depicts the corporate structure of the Company as of the date of this 10-Q.  Except for First Asia Estate Limited which is a 60% subsidiary, the Company effectively owns 100% of the capital stock of all subsidiaries.

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended December 31, 2014 as compared to the fiscal period ended December 31, 2013.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  All figures herein are stated in Canadian dollars

Results of Operations for the Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013.

Revenues.  During the three months ended December 31, 2014, the Company had operating revenues of CAD$905,558   , as compared to revenues of CAD$510,702 for the three months ended  December 31, 2013, an increase of CAD$394,856, or approximately 77%. The increase in revenue is all attributable to the money lending segment. As the management is able to maintain a very high lending ratio, the increase in revenue is  a direct result of more financial resources being utilized for this business. The financial resources are non-interest bearing which include shareholders’ advances, advances from third parties and interest income being re-invested in the business.

Costs of Revenue.  The cost of revenue for the three months ended December 31, 2014 was CAD $Nil, as compared to CAD $Nil for the three months ended December 31, 2013. The Group has only 2 active operating segments: 1) Licensing of property; and 2) Money lending. For property licensing segment, the 2 major costs, mortgage loan interests and depreciation, are classified as administrative expenses which are below the line.  The money lending business is principally financed by non-interest bearing internal resources principally shareholders’advances

Operating Expenses.  Operating expenses for the three months ended December 31, 2014 were CAD$873,684. Of this, CAD$21,230 was allocated to Selling and Distribution, CAD$852,454 was allocated to General, finance and Administrative Expenses. Operating expenses for the three months ended December 31, 2013 were CAD$458,989. Of this, CAD$28,329 was allocated to Selling and Distribution, CAD$430,660 was allocated to General, finance and Administrative Expenses. Selling and Distribution expenses were comparable. The increase in General and Administrative expenses was principally attributable to certain one-off items which include increase in legal fees resulted from certain complicated property mortgage transactions and the enhancement of legal procedures in instalments and debt collection.

Net Income.   The Company had  net income for the three months ended December 31, 2014 of CAD $5,258 , as compared to  net income of CAD$13,342 for the three months ended December 31, 2013.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of December 31, 2014, our balance sheet reflects that we have cash and cash equivalents of CAD$500,252, total current assets of CAD$13,262,566 and total assets of CAD$34,723,118, total liabilities of CAD$14,656,928, and total stockholders’ equity of CAD$20,048,057. The net cash inflow from operating activities for the fiscal period ended December 31, 2014 was CAD$204,236.  The net cash inflow from investing activities for the fiscal period ended December 31, 2014 was Nil.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2014, 1,289,317 restricted common shares were issued at a price of US$0.3 to raise CAD$444,312 for working capital of the group. The shares were offered and sold to non-U.S. purchasers, in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933.

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

Date:  February 19, 2015

By: /s/   To Ka Man Carmen

To Ka Man Carmen, Chief Financial Officer

Date:    February 19, 2015