Form 10-Q
period 2015-03-31
FIRST ASIA HOLDINGS Ltd
filed 2015-05-21
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015 the Issuer had 63,640,599 shares of common stock issued and outstanding.

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

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2015

First Asia Holdings Limited

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of March 31, 2015 and September 30, 2014

	March 31	September 30
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$539,630	$154,796
Loan receivable	15,891,876	9,793,881
Prepayment, deposits and other receivable	499,451	473,107
Total current assets	16,930,957	10,421,784
Goodwill	4,200,376	4,200,376
Property, plant and equipment	17,121,502	17,389,257

TOTAL ASSETS	$38,252,835	$32,011,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank overdraft – secured	$-	$980,884
Mortgage payable – secured	6,111,465	6,398,099
Accounts payable, other payable and accrued liabilities	3,602,980	1,293,922
Accounts payable, related parties	7,603,593	2,984,260
Income taxes payable	318,320	293,320

Total current liabilities	17,636,358	11,950,485

TOTAL LIABILITIES	17,636,358	11,950,485

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil	24,394,397	23,950,085
Common shares without par value, authorized – unlimited;
Issued and outstanding: 63,640,599 at March 31, 2015 62,351,282 at September 30, 2014)

Deficits	(3,796,053)	(3,907,286)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	20,598,344	20,042,799

Non-controlling interests	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,252,835	$32,011,417

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended March 31, 2015

And For the Three Months Ended March 31, 2014

	6 months ended March 31		3 months ended March 31
	2015	2014	2015	2014

REVENUE	$1,803,090	1,925,435	897,532	1,414,733

DIRECT COST	-	-	-	-

GROSS PROFIT	1,803,090	1,925,435	897,532	1,414,733

OPERATING EXPENSES
Selling and distribution	51,348	42,676	30,118	14,347
General and administrative	1,611,053	937,236	758,599	506,576
PROFIT FROM OPERATIONS	140,689	945,523	108,815	893,810

Other income/(loss)	(4,456)	(38,234)	7,160	137

	$136,233	907,289	115,975	893,947

Taxation	(25,000)	(140,000)	(10,000)	(140,000)

	111,233	767,289	105,975	753,947

Attributable to non-controlling	-	-	-	-
Interest

NET PROFIT	111,233	767,289	105,975	753,947

NET PROFIT PER SHARE
- BASIC AND DILUTED	$0.002	0.012	0.002	0.012

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	63,640,599	62,351,282	63,640,599	62,351,282

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Six Months Ended March 31, 2015

And For the Six Months Ended March 31, 2014

	6 months ended	6 months ended
	March 31	March 31
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income for the period after tax	111,233	767,289
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Depreciation	267,755	243,195
Cash effect of changes in:
Deposit, prepayment and other receivable	(26,344)	(92,531)
Loan receivable	(6,097,995)	(1,411,420)
Accounts payables and accrued liabilities	2,309,058	60,819
Income tax payable	25,000	140,000

Net cash inflow used in operating activities	(3,411,293)	(292,648)

Cash flows from financing activities
Issue of shares	444,312	6,000
Repayment of bank overdraft	(980,884)	(840,692)
Advance from related parties	4,619,333	781,445
Repayment of mortgage loan	(286,634)	(170,436)

Net cash inflows from/(used in) financing activities	3,796,127	(223,683)

Net increase/(decrease) in cash and cash equivalents	384,834	(516,331)

Cash and cash equivalents - beginning of period	154,796	740,368

Cash and cash equivalents - end of period	539,630	224,037

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Interim Financial Statements

March 31, 2015 (unaudited)

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

For the quarter ended and as of March 31, 2015, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

A) Wholly-owned subsidiaries

a) Hong Kong Companies

1.

First Asia Finance Limited

2.

Hung Lee Development Limited

3.

First Asia Tower Limited (Formerly known as Galaxy Garment Limited)

4.

Giant Management Corporation Limited

b) Marshall Islands Companies

1.

Vagas Lane Limited

2.

Paris Sky Limited

c) Cayman Islands Company

1.  Real Estate and Finance Fund (Formerly Hotel Fund Limited)

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

(d)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended March 31, 2015.

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

For loans with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference

An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended March 31, 2015.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the quarter ended March 31, 2015 and the year ended September 30, 2014, there was no impairment charge recognized.

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

The Company's estimated income tax expense for quarter ended March 31, 2015 was CAD$10,000.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of March 31, 2015 management does not believe any of the Company’s assets were impaired.

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

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2015, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Quarter ended March 31, 2015	Quarter ended March 31, 2014
Period end CAD$: HK$ exchange rate	6.135	7.012
Average periodic CAD$: HK$ exchange rate	6.260	7.039

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

4.  CONCENTRATION OF CREDIT RISK AND ANALYSIS OF LOANS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of loans receivable. Concentration of credit risk with respect to loans receivable is limited.  A majority of the loans receivable are sufficiently secured by collaterals. In addition, the Company regularly monitors the creditworthiness of these borrowers and believes that it has adequately provided for exposure to potential credit losses. No bad debt was incurred during the quarter ended March 31, 2015.

The following table presents analysis of loans receivable by nature:

	March 31	September 30
Types of loans	2015	2014

Mortgage loans	$14,148,777	$8,517,336
Personal loans	1,612,010	1,202,439
Accrued interests	131,089	74,106
	15,891,876	9,793,881

Mortgage loans are bearing annual interest ranging from 6% to 30% with loan period ranging from 24 to 84 months. All mortgage loans are secured by collaterals in form of interest in real estate. Personal loans are bearing interest ranging from 24% to 48% with loan period up to 12 months. All personal loans are unsecured.

5.

PROPERTY, PLANT AND EQUIPMENT

			March 31		September 30
		Accumulated	2015		2014
	Cost	Depreciation	Net		Net

Leasehold land and building	18,822,222	1,700,720	17,121,502		17,370,918

Leasehold improvement	129,749	129,749	-		13,756

Office equipment and furniture	29,428	29,428		-	2,706

Computer equipment	16,786	16,786		-	1,877

	18,998,185	1,876,683	17,121,502		17,389,257

The leasehold land and building were acquired in 2011 through the acquisition of the entire share capital of First Asia Tower Limited. The transaction was accounted for as an asset deal.

Depreciation for the 3 months ended March 31, 2015 amounted to CAD$138,674.

5.

GOODWILL

Goodwill arose from the acquisitions of the entire share capital of First Asia Finance Limited and Hung Lee Development Limited and the 60% share capital of First Asia Estate Limited in 2011. The Company has elected the fourth quarter to complete its annual goodwill impairment test. For the quarter ended March 31, 2015 and the year ended September 30, 2014, there was no impairment charge recognized.

6.

BANK OVERDRAFT - SECURED

The bank overdraft is secured by the leasehold land and building. It is repayable on demand and bearing interest at an annual rate of 5.25%.

7.

MORTGAGE LOAN - SECURED

The mortgage loan is secured by the leasehold land and building. It is repayable by 240 instalments up to May 2031 and bearing interest at an annual rate of approximately 2%.

8.

ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables, non-interest bearing advance from third parties and accrued professional fees which are all current.

9.

DUE TO RELATED PARTIES - NET

The amounts are unsecured, interest-free and are repayable on demand.

10.

COMMON SHARES

During the quarter ended March 31, 2015, no restricted common shares were issued.

11.

OPERATING LEASES

The Group has entered into commercial leases for offices with a term expiring in February 2016. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
Year ending September 30, 2015	14,400
Year ending September 30, 2016	8,000
Total	$22,400

12.

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

The following table presents summarized information by segment for the three months ended March 31, 2015:

	Money Lending	Licensing Of property
Revenue	585,924	311,608
Direct Cost	-	-
Gross profit	585,924	311,608
Selling expenses	30,118	-
General and administrative expenses	513,969	105,956
Income from operations	32,668	76,147
Income tax	10,000	-
Depreciation	9,169	129,505

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended March 31, 2015 as compared to the fiscal period ended March 31, 2014.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  All figures herein are stated in Canadian dollars.

Results of Operations for the Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014.

Revenues.  During the three months ended March 31, 2015, the Company had operating revenues of CAD$897,532  , as compared to revenues of CAD$1,414,733  for the three months ended March 31, 2014, a decrease of CAD$517,201, or approximately 36%. The decrease in revenue is primarily attributable to the one-off penalty interest of CAD$810,345 recognized in the quarter ended March 31, 2014. Excluding this effect, revenue increased by 48% which is generally in line with the fact that much more resources has been put into the money lending business.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance Limited and the licence fee income from First Asia Tower Limited. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the three months ended March 31, 2015 were CAD$788,717. Of this, CAD$30,118 was allocated to Selling and Distribution, CAD$758,599 was allocated to General and Administrative Expenses. Operating expenses for the three months ended March 31, 2014 were CAD$520,923. Of this, CAD$14,347 was allocated to Selling and Distribution, CAD$506,576 was allocated to General and Administrative Expenses. The increase in both expenses was primarily attributable to the increase in the volume of the money lending business.

Net Gain/Loss.   The Company had a net profit for the three months ended March 31, 2015 of CAD$105,975, as compared to a net gain of CAD$753,947 for the three months ended March 31, 2014.  The decrease in profit is primarily attributable to the one-off penalty interest of CAD$810,345 recognized in the quarter ended March 31, 2014.

Results of Operations for the Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014.

Revenues.  During the six months ended March 31, 2015, the Company had operating revenues of CAD$1,803,090, as compared to revenues of CAD$1,925,435 for the six months ended March 31, 2014.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance Limited and the licence fee income from First Asia Tower Limited. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the six months ended March 31, 2015 were CAD$1,662,401. Of this, CAD$51,348 was allocated to Selling and Distribution, CAD$1,611,053 was allocated to General and Administrative Expenses. Operating expenses for the six months ended March 31, 2014 were CAD$979,912. Of this, CAD$42,676 was allocated to Selling and Distribution, CAD$937,236 was allocated to General and Administrative Expenses.  Selling and Distribution expenses were relatively comparable. The increase in General and Administrative expenses was primarily attributable to the increase in the volume of the money lending business.

Net Gain/Loss.   The Company had a net profit for the six months ended March 31, 2015 of CAD$111,233, as compared to a net profit of CAD$767,289 for the six months ended March 31, 2014. The decrease in profit is primarily attributable to the one-off penalty interest of CAD$810,345 recognized in the quarter ended March 31, 2014.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of March 31, 2015, our balance sheet reflects that we have cash and cash equivalents of CAD$539,630, total current assets of CAD$16,930,957 and total assets of CAD$38,252,835, total liabilities of CAD$17,636,358, and total stockholders’ equity of CAD$20,598,344. The net cash inflow used in operating activities for the fiscal period ended March 31, 2015 was CAD$3,411,293.  The net cash inflow from investing activities for the fiscal period ended March 31, 2015 was Nil.

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

Not Applicable.

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

Date:  May 20, 2015

By: /s/   To Ka Man Carmen

To Ka Man Carmen, Chief Financial Officer

Date:    May 20, 2015