Form 10-Q
period 2015-06-30
FIRST ASIA HOLDINGS Ltd
filed 2015-09-14
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

[  ] Yes  [ X] No

As of August 17, 2015 the Issuer had 66,393,496 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of First Asia Holdings Limited, a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal year ended June  30, 2015.

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2015

First Asia Holdings Limited

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of June 30, 2015 and September 30, 2014

	June 30	September 30
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$603,841	$154,796
Loan receivable	15,238,169	9,793,881
Prepayment, deposits and other receivable	570,389	473,107
Total current assets	16,412,399	10,421,784
Goodwill	4,200,376	4,200,376
Property, plant and equipment	16,983,427	17,389,257

TOTAL ASSETS	$37,596,202	$32,011,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank overdraft – secured	$-	$980,884
Bank loans – secured	6,098,920	6,398,099
Accounts payable, other payable and accrued liabilities	1,109,819	1,293,922
Accounts payable, related parties	8,445,882	2,984,260
Income taxes payable	318,320	293,320

Total current liabilities	15,972,941	11,950,485

TOTAL LIABILITIES	15,972,941	11,950,485

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil	25,416,098	23,950,085
Common shares without par value, authorized – unlimited;
Issued and outstanding: 66,354,496 at June 30, 2015 62,351,282 at September 30, 2014)

Deficits	(3,810,970)	(3,907,286)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	21,605,128	20,042,799

Non-controlling interests	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,596,202	$32,011,417

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended June 30, 2015

And For the Three Months Ended June 30, 2014

	9 months ended June 30		3 months ended June 30
	2015	2014	2015	2014

REVENUE	$2,738,901	2,512,963	935,811	587,528

DIRECT COST	-	-	-	-

GROSS PROFIT	2,738,901	2,512,963	935,811	587,528

OPERATING EXPENSES
Selling and distribution	87,048	71,038	35,700	28,362
General and administrative	2,538,133	1,466,671	927,080	529,435
	2,625,181	1,537,709	962,780	557,797
PROFIT/(LOSS) FROM OPERATIONS	113,720	975,254	(26,969)	29,731

Other income/(loss)	(7,776)	150	-	120

	$105,944	975,404	(26,969)	29,851

Taxation	(25,000)	(140,000)	-	-

	80,944	835,404	(26,969)	29,851

Attributable to non-controlling Interest	-	-	-	-

NET (LOSS)/ PROFIT	80,944	835,404	(26,969)	29,851

Other comprehensive income	15,372	30,537	12,052	68,801

TOTAL COMPREHENSIVE INCOME	96,316	865,941	(14,917)	98,652

EARNING/(LOSS) PER SHARE
- BASIC AND DILUTED	$0.001	0.014	(0.000)	0.002

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	66,354,496	62,346,270	66,354,496	62,346,270

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Nine Months Ended June 30, 2015

And For the Nine Months Ended June 30, 2014

	9 months ended	9 months ended
	June 30	June 30
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income for the period after tax	96,316	865,941
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Depreciation	405,830	365,646
Cash effect of changes in:
Deposit, prepayment and other receivable	(97,282)	514,738
Loan receivable	(5,444,288)	(2,436,720)
Accounts payables and accrued liabilities	(184,103)	97,906
Income tax payable	25,000	140,000

Net cash outflow used in operating activities	(5,198,527)	(452,489)

Cash flows from financing activities
Issue of shares	1,466,013	6,000
Repayment of bank overdraft	(980,884)	(324,874)
Advance from related parties	5,461,622	320,756
Repayment of mortgage loan	(299,179)	(162,220)

Net cash inflows from/(used in) financing activities	5,647,572	(160,338)

Net increase/(decrease) in cash and cash equivalents	449,045	(612,827)

Cash and cash equivalents - beginning of period	154,796	740,368

Cash and cash equivalents - end of period	603,841	127,541

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Interim Financial Statements

June 30, 2015 (unaudited)

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

For the quarter ended and as of June 30, 2015, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

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

(b) Non-controlling interests in consolidated financial statements

The Company adopted the accounting pronouncement on non-controlling interests in consolidated financial statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is primarily contained in ASC Topic “Consolidation.” It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. The adoption of this standard has not had material impact on the Company’s consolidated financial statements.

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

(e)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended June 30, 2015.

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

For loans with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference

An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Bad debt of $166,344 was incurred during the quarter ended June 30, 2015.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the quarter ended June 30, 2015 and the year ended September 30, 2014, there was no impairment charge recognized.

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

There was no income tax expense for quarter ended June 30, 2015.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of June 30, 2015 management does not believe any of the Company’s assets were impaired.

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

(n)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2015, there were no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Quarter ended June 30, 2015	Quarter ended June 30, 2014

Period end $: HK$ exchange rate	0.1594	0.1375
Average periodic $: HK$ exchange rate	0.1586	0.1407

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

(u)

Recent accounting pronouncements

The Company does not expect any of the following recent accounting pronouncements to have an effect on the Company’s financial position, results of operations, or cash flows.

In November 2014, FASB issued ASU No. 2014-17, (Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force.) The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, which simplifies presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 will be effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company has elected to adopt this ASU early and the adoption of this guidance did not have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3.

GOING CONCERN

These interim financial statements have been prepared on a going concern basis, which assume that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations.

4.

CONCENTRATION OF CREDIT RISK AND ANALYSIS OF LOANS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of loans receivable. Concentration of credit risk with respect to loans receivable is limited.  A majority of the loans receivable are sufficiently secured by collaterals. In addition, the Company regularly monitors the creditworthiness of these borrowers and believes that it has adequately provided for exposure to potential credit losses. Bad debt of $166,344 was incurred during the quarter ended June 30, 2015.

The following table presents analysis of loans receivable by nature:

	June 30	September 30
Types of loans	2015	2014

Mortgage loans	$14,117,279	$8,517,336
Personal loans	1,120,890	1,202,439
Accrued interests	102,102	74,106
	15,238,169	9,793,881

Mortgage loans are bearing annual interest ranging from 6% to 30% with loan period ranging from 24 to 84 months. All mortgage loans are secured by collaterals in form of interest in real estate. Personal loans are bearing interest ranging from 24% to 48% with loan period up to 12 months. All personal loans are unsecured.

5.

PROPERTY, PLANT AND EQUIPMENT

			June 30	September 30
		Accumulated	2015	2014
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	1,838,795	16,983,427	17,370,918

Leasehold improvement	129,749	129,749	-	13,756

Office equipment and furniture	29,428	29,428	-	2,706

Computer equipment	16,786	16,786	-	1,877

	18,998,185	2,014,758	16,983,427	17,389,257

The leasehold land and building were acquired in 2011 through the acquisition of the entire share capital of First Asia Tower Limited. The transaction was accounted for as an asset deal.

Depreciation for the 3 months ended June 30, 2015 amounted to $138,075.

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

8.

BANK LOANS – SECURED

The bank loan is secured by the leasehold land and building. It is repayable by 240 instalments up to May 2031 and bearing interest at an annual rate of approximately 2%.

9.

ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables, non-interest bearing advance from third parties and accrued professional fees which are all current.

10.

DUE TO RELATED PARTIES - NET

The amounts are unsecured, interest-free and are repayable on demand.

11.

COMMON SHARES

During the quarter ended June 30, 2015, 2,713,897 restricted common shares were issued at a price of $0.3.

12.

OPERATING LEASES

The Group has entered into commercial leases for offices with a term expiring in February 2016. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
Year ending June 30, 2015	14,400
Year ending June 30, 2016	8,000
Total	$22,400

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

The following table presents summarized information by segment for the three months ended June 30, 2015:

	Money Lending	Licensing Of property	Unallocated

Revenue	721,611	214,200	-
Direct Cost	-	-	-
Gross profit	721,611	214,200	-
Selling expenses	35,700	-	-
General and administrative expenses	609,297	74,158	105,550
Income from operations	76,614	1,967	(105,550)
Income tax	-	-	-
Depreciation	-	138,075.	-

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended June 30, 2015 as compared to the fiscal period ended June 30, 2014. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q. All figures herein are stated in Canadian dollars.

Results of Operations for the Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.

Revenues.  During the three months ended June 30, 2015, the Company had operating revenues of $935,811, as compared to revenues of $587,528 for the three months ended June 30, 2014, a increase of $348,283, or approximately 59%. The increase in revenue is attributable to increase in interest income from the money lending segment. The increase in interest income was generally in line in increase of average loan receivable. The segment of licensing of property was stable during the quarter ended June 30, 2015.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance Limited and the licence fee income from First Asia Tower Limited. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the three months ended June 30, 2015 were $962,780. Of this, $35,700 was allocated to Selling and Distribution, $927,080 was allocated to General and Administrative Expenses. Operating expenses for the three months ended June 30, 2014 were $557,797. Of this, $14,347 was allocated to Selling and Distribution, $529,435 was allocated to General and Administrative Expenses. The increase in General and Administrative Expenses was primarily attributable to bad debt expenses of $166,344 and the consultancy expenses of approximately $108,000 for the public relation function of fund-raising exercises in South East Asia.

Net Gain/Loss.   The Company had a net loss for the three months ended June 30, 2015 of $14,917, as compared to a net gain of $98,652 for the three months ended June 30, 2014. The decrease in profit is primarily attributable to the increase in General and Administrative Expenses as explained in the above paragraph.

Results of Operations for the Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014.

Revenues.  During the nine months ended June 30, 2015, the Company had operating revenues of $2,738,901, as compared to revenues of $2,512,963 for the nine months ended June 30, 2014. Despite the significant increase in period end loan receivable balance, the effect of increase in revenue was more gentle when a none-month period is considered.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance Limited and the licence fee income from First Asia Tower Limited. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the nine months ended June 30, 2015 were $2,625,181. Of this, $87,048 was allocated to Selling and Distribution, $2,538,133 was allocated to General and Administrative Expenses. Operating expenses for the nine months ended June 30, 2014 were $1,537,709. Of this, $71,038 was allocated to Selling and Distribution, $1,466,671 was allocated to General and Administrative Expenses. Selling and Distribution expenses were relatively comparable. The increase in General and Administrative expenses was primarily attributable to the bad debt expenses of $166,344 and the consultancy fee of $108,000. The remaining increase was generally due to the increase in the money lending activities.

Net Gain/Loss.   The Company had a net profit for the nine months ended June 30, 2015 of $96,316, as compared to a net profit of $865,941 for the nine months ended June 30, 2014. The decrease in profit is primarily explained by the increase in General and Administrative Expenses explained above.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of June 30, 2015, our balance sheet reflects that we have cash and cash equivalents of $603,841, total current assets of $16,412,399 and total assets of $37,596,202 total liabilities of $15,972,941, and total stockholders’ equity of $21,605,128. The net cash outflow used in operating activities for the fiscal period ended June 30, 2015 was $5,198,527.  The net cash inflow from investing activities for the fiscal period ended June 30, 2015 was $5,647,572.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  September 11, 2015

By: /s/   To Ka Man Carmen

To Ka Man Carmen, Chief Financial Officer

Date:    September 11, 2015