Form 10-K
period 2015-09-30
FIRST ASIA HOLDINGS Ltd
filed 2016-01-28
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter: CAD $59,098,205

As of January 26, 2016, the Company had 89,885,666 shares issued and outstanding.

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

Prior to the closing of the Vagas Share Exchange, Vagas entered into an agreement with the shareholders of Galaxy Garment Limited (“Galaxy”), a Hong Kong corporation pursuant to which Vagas agreed to purchase all of the issued and outstanding capital stock of Galaxy for a total of HK $140,000,000.  Galaxy’s primary asset is a block consisting of a 19-story industrial/commercial building located in Hong Kong valued at a price of HK$140,000,000.  Pursuant to the terms of the purchase agreement, on February 24, 2011, the Board of Directors of the Company authorized the issuance of a total of 10,283,000 shares of restricted common stock, valued at a price of US$0.50 per share, to two separate entities as partial consideration for the acquisition of the outstanding capital stock of Galaxy.  A total of 7,712,000 shares of restricted common stock, representing 14.9% of the enlarged share capital after completion, were issued to Sunford Limited, a Marshall Islands corporation, and a total of 2,571,000 shares of restricted common stock, representing 4.9% of the enlarged share capital after completion, were issued to Golden Tree Limited, a Marshall Islands corporation. Following the issuance of the Shares the Company has a total of 51,647,134 shares of common stock issued and outstanding. On February 28, 2011, Vagas completed the acquisition of the outstanding share capital of Galaxy. On February 28, 2011, Vagas delivered an additional cash payment of HK$10,012,741.10 (approximately US$1,285,825) to the shareholders of Galaxy and assumed the outstanding balance of HK$75,987,258.9 (approximately US $9,758,430) on the mortgage loan encumbering the property owned by Galaxy.  On November 20, 2014, the name of Galaxy Garment Limited was changed to First Asia Tower Limited.

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

The Chart below depicts the corporate structure of the Company as of September 30, 2015.  Except for First Asia Estate Limited which is a 60% subsidiary, the Company effectively owns 100% of the capital stock of all subsidiaries.

(b)

Business of the Company

Overview

The principal activity of the Company is investment holding. As of September 30, 2015, the Company has the following subsidiaries with indication of their annual income:

Name of subsidiary	Principal activity	Annual revenue
$

First Asia Finance Ltd.	Regulated money lending business	2,832,045
in Hong Kong

First Asia Estate Ltd.	Regulated real estate agency business Hong Kong	Nil

Hung Lee Development Ltd.	Construction business	Nil

First Asia Tower Limited	Property investment	963,481

Vagas Lane Ltd.	Intermediate holding company	Nil

Paris Sky Ltd.	Intermediate holding company	Nil

Giant Management	Intermediate holding company	Nil
Corporation Limited

Hotel Fund Limited	Investment Holding	Nil

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

Apart from the Hong Kong head office, the company has small representative offices in China, Singapore, Malaysia. However, all these representative offices are cost centers only. In geographical terms, the Group only operates in Hong Kong.

c) Business description

During the year ended September 30, 2015, the principal activities of the major subsidiaries are as follows:

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

The management of the Company is optimistic on the future of this business. Since recent months, Hong Kong’s economy is on the gradual downward trend. The commercial banks are further tightening their credit policy. This will increase the demand for FAF’s services. With our sophisticated credit control, the increasing demand will definitely enhance our financial performance.

As of September 30, 2015, the Group has the following loan portfolios:

	As of September 30,
	2015	2014

Mortgage loans	$13,099,017	$8,517,336
Personal loans	2,065,314	1,202,439
Accrued interest	75,039	74,106
	$15,239,370	$9,793,881

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

However, since joining the Group, Hong Kong Government has implemented certain unexpected measures to cool down the property market. As of date of this report, the measures are still in effect. HLD has great difficulty in finding suitable bungalow development project in the rural area of Hong Kong. In recent 3 years, HLD is therefore dormant.

3) Licensing Out of First Asia Tower

One of the major assets of our Group is the First Asia Tower (“FAT”), located at No. 8, Fui Yiu Kok Street, Tsuen Wan, New Territories, Hong Kong.  The subject property is a 19-story building and is situated at the southeastern side of Fui Yiu Kok Street in the south-eastern part of Tsuen Wan District, Hong Kong. Developments in the vicinity comprise newly built high-rise residential towers.  Tsuen Wan District is undergoing gradual transition with aged industrial buildings being redeveloped into high-rise residential apartments or modern industrial and commercial office buildings. This greatly increases the potential of appreciation of fair value of FAT. The management has granted a license to a third party to use the space of the Building since August 2011 with a monthly fee of US$57,500.

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

Since joining the Group, Hong Kong Government has implemented certain unexpected measures to cool down the property market. As of date of this report, the measures are still in effect. For the sake of shareholders, the management has decided not to focus on this business. In the recent 3 years, this subsidiary has been dormant.

Competition

Hong Kong is well-developed financial centre in Asia. The competition in all of our 2 active streams of businesses is considered to be keen. However, with our experienced management team, we are able to perform satisfactorily and bring reasonable return to our shareholders.

Intellectual Property

The Company does not own any trademarks or patents on any of the service that is rendered or methods that it utilizes in such rendering of services.

Government Regulations

Both the money lending business and real estate agency business are regulated in Hong Kong. Licenses have to be obtained before we can carry on these businesses. The licenses are also subject to annual renewal by the relevant Governmental Bodies in Hong Kong.

For the money lending business, it is governed by the Money Lending Ordinance (Chapter 10, Laws of Hong Kong). The Money Lender Licence is granted by the Hong Kong Court taking into account the advice from the Hong Kong Police who has performed site inspection. The Estate Agency License is granted by the Estate Agents Authority

Research and Development

We did not carry out any research and development activities during the year ended September 30, 2015, and do not have any specific plans for research and development in the near future.

Employees

At present, we have 8 full time employees and 1 part-time staff. 5 full time staff are employed by the money lending business while 3 full time staff and 1 part-time staff are allocated to the property licencing segment. Other than the Hong Kong Mandatory Provident Fund, we presently do not have pension, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future.

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

ITEM 2.

PROPERTIES

Our headquarter facilities are located at Suite 823-825, 8/F Ocean Center, Harbour City, 5 Canton Road, Tsimshatsui, Kowloon, Hong Kong. The facility is a secure commercial building. Through a commercial lease for use of the premises which has a 2-year term, our headquarter currently occupy approximately

1,000 square feet of service and office space.  Our annual lease fee for the headquarter is approximately $23,000.

During the year, First Asia Finance Limited separately occupied a premises of approximately 400 square feet at Room D, 13/F,  10 Knutsford Terrace, Hong Kong. The premises is a secure commercial building. Annual lease fee is approximately $21,000 under a commercial lease of 2-year term.

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

	(U.S. $)

2014	HIGH	LOW
Quarter Ended March 31	$3.00	$1.30
Quarter Ended June 30	$3.39	$2.50
Quarter Ended September 30	$3.39	$0.51
Quarter Ended December 31	$0.66	$0.03

2015	HIGH	LOW
Quarter Ended March 31	$0.66	$0.50
Quarter Ended June 30	$0.90	$0.45
Quarter Ended September 30	$2.20	$0.52
Quarter Ended December 31	$4.00	$1.00

Holders.  As of September 30, 2015 there were 88,463,416 shares of common stock issued and outstanding and approximately 680 shareholders of record.

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended September 30, 2015 or 2014.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and  the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Overview

First Asia Holdings Limited, (hereinafter referred to as “We,” “Us,”  “First Asia,” the “Company”, or the “Registrant”) is a publicly traded company whose shares trade on the OTCQB market (the “OTCQB”) under the trading symbol “FAHLF”.   The Company was organized under the laws of Ontario, in March 1993.   Currently, the Company, through its subsidiaries, is carrying on regulated money lending business and construction business in Hong Kong. The Group also owns a 19-story industrial/commercial building in Hong Kong. The building is licenced out for income. The Company is located at Suite 823-825, 8/F Ocean Center, Harbour City, 5 Canton Road, Tsimshatsui, Kowloon, Hong Kong.  The building is licenced out for income. The Company is located at Suite 823-825, 8/F Ocean Center, Harbour City, 5 Canton Road, Tsimshatsui, Kowloon, Hong Kong.

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended September 30, 2015 as compared to the fiscal year ended September 30, 2014. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-K.  All figures herein are stated in Canadian dollars.

Fiscal Year Ended September 30, 2015 Compared with Fiscal  Year Ended September 30, 2014

Revenues.  During the year ended September 30, 2015, the Company had operating revenues of $3,795,526, as compared to revenues of $3,617,845 for the year ended June 30, 2014, representing an increase of CAD$177,681 (5% increase). The effect of increase in revenue was gentle as the total amount of loan granted to customers has become stable which is at around CAD$15 million.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance Limited and the licence fee income from First Asia Tower Limited. The corresponding direct cost was considered to be insignificant.

 Operating Expenses.  Operating expenses for the year ended September 30, 2015 were $3,345,926. Of this, $110,442 was allocated to Selling and Distribution, $3,235,484 was allocated to General and Administrative Expenses. Operating expenses for the year ended September 30, 2014 were $2,383,151. Of this, $85,482 was allocated to Selling and Distribution, $2,297,669 was allocated to General and Administrative Expenses. The increase in Selling and Distribution expenses were generally in line with the increase in the volume of money lending activities. The increase in General and Administrative expenses was primarily attributable to the bad debt expenses of $166,344 and the consultancy fee of $245,680 in relation to the Company’s fund raising exercises in South East Asia. The remaining increase was generally due to the increase in the money lending activities.

Net Gain/Loss.   The Company had a net profit for the year ended September 30, 2015 of $356,500, as compared to a net profit of $1,083,401 for the year ended September 30, 2014. The decrease in profit is primarily explained by the increase in General and Administrative Expenses explained above.

Liquidity and Capital Resources

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of September 30, 2015, our audited balance sheet reflects that we have cash and cash equivalents of CAD $688,102, total current assets of CAD $16,463,595, total assets of CAD $37,513,492, total liabilities of CAD $12,270,093, and total stockholders’ equity of CAD $25,225,266.  The net cash outflow generated by operating activities for the fiscal year ended September 30, 2015 was CAD $4,463,970.  The net cash used in investing activities for the fiscal year ended September 30, 2015 was CAD $Nil.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

FIRST ASIA HOLDINGS LIMITED

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

INDEX TO FINANCIAL STATEMENTS

JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PEOPLE’S REPUBLIC OF CHINA

Room 20HH08, 20/F., Eu Hua Mansion, Huangmugang, Futian, Shenzhen, China. (Postal Code: 518035)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

FIRST ASIA HOLDINGS LIMITED

 (INCORPORATED IN CANADA)

We have audited the accompanying consolidated balance sheets of First Asia Holdings Limited and subsidiaries as of September 30, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Asia Holdings Limited and its subsidiaries as of September 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PRC

Shenzhen, China

January 28, 2016

First Asia Holdings Limited

Consolidated Balance Sheets

(Stated in Canadian Dollars)

As of September 30, 2015 and 2014

	September 30	September 30
	2015	2014
ASSETS
Current assets
Cash and cash equivalent	$688,102	$154,796
Loans and advances	15,239,370	9,793,881
Prepayment, deposits and other receivable	536,123	473,107
Total current assets	16,463,595	10,421,784
Goodwill	4,200,376	4,200,376
Property, plant and equipment	16,849,521	17,389,257

TOTAL ASSETS	$37,513,492	$32,011,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank overdraft – secured	$-	$980,884
Mortgage payable – secured	6,001,020	6,398,099
Accounts and other payable, and accrued liabilities	1,407,221	1,293,922
Accounts payable, related parties	4,533,532	2,984,260
Income taxes payable	328,320	293,320

Total current liabilities	12,270,093	11,950,485

TOTAL LIABILITIES	12,270,093	11,950,485

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil	-	-
Common shares without par value, authorized – unlimited;
Issued and outstanding: 88,463,416 at September 30, 2015 62,351,282 at September 30, 2014)	28,776,052	23,950,085

Deficits	(3,550,786)	(3,907,286)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	25,225,266	20,042,799

Non-controlling interest	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,513,492	$32,011,417

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Consolidated Statements of Operations

(Stated in Canadian Dollars)

For the Years Ended September 30, 2015 and 2014

	Years ended September 30
	2015	2014

Revenue	$3,795,526	$3,617,845

Direct costs	-	-

Gross profit	3,795,526	3,617,845

Operating expenses
Selling and distribution	110,442	85,482
General and administrative	3,235,484	2,297,669
	(3,345,926)	(2,383,151)

Operating profit	449,600	1,234,694

Other operating (loss)/income	(7,776)	80,427

Profit before taxation	441,824	1,315,121

Provision for taxation	(35,000)	(192,500)

Profit after taxation	406,824	1,122,621

Non-controlling interests	-	-

Net profit	406,824	1,122,621

Other comprehensive loss	(50,324)	(39,220)

Net profit attributable to stockholders of First Asia Holdings Limited	$356,500	$1,083,401

NET INCOME PER SHARE:
BASIC AND DILUTED	$0.004	$0.017

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	88,463,416	62,351,282

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Consolidated Statements of Cash Flows

(Stated in Canadian Dollars)

For the Year Ended September 30, 2015 and 2014

	Years ended September 30
	2015	2014

Cash flows from operating activities
Profit after tax for the year	356,500	1,083,401
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Depreciation	539,736	487,134
Cash effect of changes in:
Loans and advances	(5,445,489)	(2,618,414)
Prepayment, deposits and other receivable	(63,016)	599,371
Accounts payables and accrued liabilities	113,299	(40,714)
Income tax payable	35,000	192,500

Net cash outflows from operating activities	(4,463,970)	(296,722)

Cash flows from financing activities
Borrowings from related parties, net	1,549,272	1,073,559
Repayment of bank overdraft	(980,884)	(1,074,811)
Repayment of mortgage loan	(397,079)	(232,398)
Payment of tax	-	(61,200)
Issue of shares	4,825,967	6,000

Net cash inflows/(outflows) provided by financing activities	4,997,276	(288,850)

Net increase/(decrease) in cash and cash equivalents	533,306	(585,572)

Cash and cash equivalents - beginning of year	154,796	740,368

Cash and cash equivalents - end of year	688,102	154,796

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Consolidated Statements of Stockholders’ equity

(Stated in Canadian Dollars)

For the Year Ended September 30, 2015 and 2014

			Accumulated
			Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income	Total

As at September 30, 2013	$23,944,085	(5,067,620)	76,933	18,953,398

Profit for the year	-	1,122,621	(39,220)	1,083,401

Issuance of common stocks	6,000	-	-	6,000

As at September 30, 2014	23,950,085	(3,944,999)	37,713	20,042,799

Profit for the year	-	406,824	(50,324)	356,500

Issuance of common stocks	4,825,967	-	-	4,825,967

As at September 30, 2015	$28,776,052	(3,538,175)	(12,611)	25,225,266

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Consolidated Financial Statements

September 30, 2015

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

Prior to the closing of the Vagas Share Exchange, Vagas entered into an agreement with the shareholders of Galaxy Garment Limited (“Galaxy”), a Hong Kong corporation pursuant to which Vagas agreed to purchase all of the issued and outstanding capital stock of Galaxy for a total of HK $140,000,000.  Galaxy’s primary asset is a block consisting of a 19-story industrial/commercial building located in Hong Kong valued at a price of $140,000,000.  Pursuant to the terms of the purchase agreement, on February 24, 2011, the Board of Directors of the Company authorized the issuance of a total of 10,283,000 shares of restricted common stock, valued at a price of US$0.50 per share, to two separate entities as partial consideration for the acquisition of the outstanding capital stock of Galaxy.  A total of 7,712,000 shares of restricted common stock were issued to Sunford Limited, a Marshall Islands corporation, and a total of 2,571,000 shares of restricted common stock were issued to Golden Tree Limited, a Marshall Islands corporation. Following the issuance of the Shares the Company has a total of 51,647,134 shares of common stock issued and outstanding. On February 28, 2011, Vagas completed the acquisition of the outstanding share capital of Galaxy. On February 28, 2011, Vagas delivered an additional cash payment of HK$10,012,741.10 (approximately US$1,285,825) to the shareholders of Galaxy and assumed the outstanding balance of HK$75,987,258.9 (approximately US $9,758,430) on the mortgage loan encumbering the property owned by Galaxy.  On November 20, 2014, the name of Galaxy Garment Limited was changed to First Asia Tower Limited.

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

For the year ended and as of September 30, 2015, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

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

(e)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debts was incurred during the year ended September 30, 2015.

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

For loans with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference

An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the year ended September 30, 2015.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the year ended September 30, 2015 and the year ended September 30, 2014, there was no impairment charge recognized.

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

The Company's income tax expense for year ended September 30, 2015 was CAD$35,000.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of September 30, 2015, management does not believe any of the Company’s assets were impaired.

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

(n)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2015, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Year ended September 30, 2015	Year ended September 30, 2014
Period end CAD$: HK$ exchange rate	0.1730	0.1437
Average periodic CAD$: HK$ exchange rate	0.1683	0.1383

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

(u)   Recently Implemented Standards

In March 2014, the Financial Accounting Standards Boards ("FASB") issued Accounting Standards Update ("ASU") No. 2014-05 ("ASU 2014-05"), Foreign Currency Matters, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments clarify the applicable guidance for the de-recognition of all or a portion of a cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity or when other changes stipulated occur and involve a foreign entity. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014.

In July 2014, the FASB issued ASU No. 2014-11 ("ASU 2014-11"), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. The amendments are effective for reporting periods beginning after December 15, 2014. Early adoption is permitted.

In May 2015, the FASB issued ASU No. 2015-09 ("ASU 2015-09"), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605 and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective retrospectively for the interim reporting period ending June 30, 2017, with early application not permitted.

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

The following table presents analysis of loans receivable by nature:

	Sept 30	Sept 30
Types of loans	2015	2014

Mortgage loans	$13,099,017	$8,517,336
Personal loans	2,065,314	1,202,439
Accrued interests	75,039	74,106
	15,239,370	9,793,881

Mortgage loans are bearing annual interest ranging from 6% to 30% with loan period ranging from 24 to 84 months. All mortgage loans are secured by collaterals in form of interest in real estate. Personal loans are bearing interest ranging from 24% to 48% with loan period up to 12 months. All personal loans are unsecured.

NOTE 5 – PLANT AND EQUIPMENT

			September 30	September 30
		Accumulated	2015	2014
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	1,972,701	16,849,521	17,370,918

Leasehold improvement	129,749	129,749	-	13,756

Office equipment and furniture	29,428	29,428	-	2,706

Computer equipment	16,786	16,786	-	1,877

	18,998,185	1,608,928	16,849,521	17,389,257

All the office and computer equipment, Leasehold improvement has useful lives of 5 years, whereas all the office and computer equipment have useful lives of 4 years.

The leasehold land and building were acquired in 2011 through the acquisition of the entire share capital of First Asia Tower Limited (formerly known as Galaxy Garment Limited). The transaction was accounted for as an asset deal.

Depreciation for the year ended September 30, 2015 amounted to $539,736.

NOTE 6 - GOODWILL

Goodwill arose from the acquisitions of the entire share capital of First Asia Finance Limited and Hung Lee Development Limited and the 60% share capital of First Asia Estate Limited in 2011. The Company has elected the fourth quarter to complete its annual goodwill impairment test. For the year ended September 30, 2015 and the year ended September 30, 2014, there was no impairment charge recognized.

By reference to both market approach and income approach, taking into account the historical and future profitability of principally First Asia Finance Limited, there was no impairment charge recognized.

NOTE 7 - BANK OVERDRAFT -SECURED

The bank overdraft is secured by the leasehold land and building. It is repayable on demand and bearing interest at an annual rate of 5.5%.

NOTE 8 - MORTGAGE PAYABLE -SECURED

The mortgage loan is secured by the leasehold land and building. It is repayable by 240 instalments up to May 2031 and bearing interest at an annual rate of approximately 2%.

NOTE 9 - ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly other payables, deposit received, temporary receipts and accrued professional fee which are all current.

NOTE 10 - INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong, the statutory corporate income tax rates are 16.5% for the years ended September 30, 2015 and 2014.

The provisions for income taxes for each of the two years ended September 30, 2015 and 2014 are summarized as follows:

	As of September 30,
	2015	2014
Current	$35,000	$192,500

Total	$35,000	$192,500

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

Rental

Year ending September 30, 2015	44,000
Year ending September 30, 2016	44,000
Total	$88,000

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

The following table presents summarized information by segment for the year ended September 30, 2015:

	Money Lending	Licensing Of property	Unallocated
Revenue	2,832,045	963,481	-
Direct Cost	-	-	-
Gross profit	2,832,045	963,481	-
Selling expenses	110,442	-	-
General and administrative expenses	2,079,456	370,612	245,680
Income from operations	623,808	71,472	(245,680)
Income tax	35,000	-	-
Depreciation	18,339	521,397	-

NOTE 13 - EQUITY

First Preference Stock:

The Company is authorized to issue unlimited number of first preference shares without par value.  As of September 30, 2015 and 2014, there were no shares of preferred stock issued and outstanding.

Common Stock:

During the year ended September 30, 2015, 26,112,134 restricted common shares were issued to third parties to raise a total of CAD$4,825,967.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2015 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2015, the Company's internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our officers and directors as of September 30, 2015.  All directors hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualified.  Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The directors and executive officers currently serving the Company are:

Name	Age	Position	Tenure

Luk Lai Ching Kimmy	50	Chief Executive Officer, Director and Chairman	Since April 2011
Kwok Man Yee Elvis	35	Director	Since April 2015
Ms To Ka Man Carmen	29	Chief Financial Officer	Since June 2014

Biographical Information

Ms. Luk Lai Ching Kimmy.  Ms. Luk Lai Ching Kimmy, age 50, is a director of the Company.  In addition to serving as a director of the Company, she also serves as the executive director of First Asia Strategy Limited, a company whose principal business operations are focused on investment holding.  Ms. Luk Lai Ching Kimmy has over 10 years of experience in marketing and promoting real estate projects in Hong Kong.  She was appointed to the Board of Directors of the Company for her significant experience in the Hong Kong real estate industry. From April 2004 to present, Ms. Luk has been the Vice President of Royal Tactics Consultancy Limited which is located in Hong Kong and is principally engaged in provision of consultancy services in relation to real estate projects. As Vice President of Royal Tactics Consultancy Limited, Ms. Luk was responsible for promoting the implementation and completion of real estate projects in Hong Kong and South East Asia.

Mr. Kwok Man Yee Elvis.  Mr. Kwok Man Yee Elvis, age 35, has his career commenced in Citibank N.A in year 2003 where he was employed to analyze complex financial information thus proper risk managements could be made.  He then further elevated his career by moving ABN Amro Bank Wealth management department, where he sharped his financial analytic skills in addition to obtaining valuable knowledge in credit analysis and marketing strategies.  After gaining enough experiences in the financial industry, Mr. Kwok brought his well-learned skills into the field of real estate development.  He started his three year employment in China Realty Company in year 2009.  During his term in office, he was generated and maintained the HNW individual clients for mainland China Market by directing over 100 property staff to develop, implement and adhere programs and policies. In year 2012, Mr. Kwok became the core member of The Dessert Kitchen Holding Limited's financial management team.  It has been his responsibilities to maintain and ensure integrity of all accounting data and direct all aspects of group financial management.

Ms To Ka Man Carmen.  Carmen To, age 28, was appointed as the Company’s Chief Financial Officer on June 20, 2014.  She is a qualified Certified Public Accountant in Australia. From August 2006 to February 2008, she was employed by BDO, an international accounting firm, at its office in Hong Kong, where her major responsibilities were auditing various types of companies including listed companies. From February 2008 to February 2011, she was employed by KPMG, an international accounting firm, at its office in Hong Kong, where her responsibilities were auditing various leading listed companies in Hong Kong. From February 2011 to January 2012, she was employed by Wing Tai Properties Limited, a Hong Kong listed international property developer, where she had a financial supervisory role as a team leader supervising 12 accounting staff.  Her major responsibilities were financial reporting including budgetary control and preparation of consolidated financial statements. From February 2012 to June 2014, Carmen was self-employed as a business consultant and providing consulting services in relation to accounting, taxation and internal control. She obtained a Bachelor of Commerce degree from University of New South Wales in July 2006.

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

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth executive compensation for fiscal years ended September 30, 2015 and 2014. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

Luk Lai Ching Kimmy Chairman	2015	$0.00 --	-- --	-- --	-- --	-- --	-- --	-- --	$0.00 --

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

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended September 30, 2015.

Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Luk Lai Ching Kimmy	$0.00	--	--	--	--	--	$0.00

Kwok Man Yee	$0.00	--	--	--	--	--	$0.00
Elvis

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of January 26, 2016, certain information with respect to the common stock beneficially owned by (i) each Director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors and executive officers as a group:

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Common	Luk Lai Ching Kimmy (1) (2) Director and Chairman Suite 823-825, 8/F Ocean Center, Harbour City, 5 Canton Road Tsim Sha Tsui, Kowloon Hong Kong	14,334,000	15.9%

Common	First Asia Strategy Limited Suite 823-825, 8/F Ocean Center, Harbour City, 5 Canton Road Tsim Sha Tsui, Kowloon	18,435,000	20.5%
Common	Huge Team Investments Limited(4) Suite 823-825, 8/F Ocean Center, Harbour City, 5 Canton Road Tsim Sha Tsui, Kowloon	13,000,000	14.5%
Common	Sunford Limited(5) Flat A & B, 26/F, Tower 12, Tierra Verde, 33 Tsing King Road, Tsing Yi, New Territories, Hong Kong	7,712,000	8.6%
Common	All Directors and executive officers	14,334,000	15.9%

(1)

Ms. Luk Lai Ching Kimmy is currently the Chairman, Chief Executive Officer and director of the Company. Ms Luk owns 40% of each of the following shareholders of the Company:

Corporate Shareholders	Share Ownership in the Company

First Asia Strategy Limited	18,435,000
Huge Team Investments Limited	13,000,000
Marmaduke Assets Management Limited	1,100,000
Jennipher Investments Inc.	1,100,000
Ganarow Investments Limited	1,100,000
Top Bloom Investment Limited	1,100,000
TOTALS	35,835,000

Mr Sun Cheuk Pak Alan is beneficially holding 60% of each of the above corporate shareholders.

(2)

The other director of the Company, Mr. Kwok Man Yee Elvis does not beneficially own any common stock of the Company.

(3)

Based upon 89,885,666 shares issued and outstanding as of January 26, 2016

(4)

Huge Team Investments Limited, a British Virgin Islands company based in Hong Kong, is 40% owned by   Ms Luk Lai Ching Kimmy. The other 60% interest is owned by Mr Sun Cheuk Pak Alan.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1) The aggregate fees billed by JTC Fair Song CPA Firm for audit of the Company's annual financial statements were US$31,000 for the fiscal year ended September 30, 2015, and US$30,000 for the fiscal year ended September 30, 2014.

Audit Related Fees

(2)

JTC Fair Song CPA Firm did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2015 and 2014.

Tax Fees

(3) The aggregate fees billed by JTC Fair Song CPA Firm for tax compliance, tax advice and tax planning were $0 for the fiscal year ended September 30, 2015 and $0 for the fiscal year ended September 30, 2014.

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

Date: January 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Luk Lai Ching Kimmy

       Chief Executive Officer, Principal Executive Officer, Director

Date: January 28, 2016

By:  To Ka Man

Chief Financial Officer, Principal Accounting Officer

Date: January 28, 2016