Form 10-Q
period 2015-12-31
FIRST ASIA HOLDINGS Ltd
filed 2016-03-17
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of March 15, 2016 the Issuer had 90,119,766 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of First Asia Holdings Limited, a Canadian corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K, and all amendments thereto, for the fiscal year ended September 30, 2015.

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2015

First Asia Holdings Limited

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of December 31, 2015 and September 30, 2015

	December 31	September 30
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$666,144	$688,102
Loan receivable	20,290,748	15,239,370
Prepayment, deposits and other receivable	611,602	536,123
Total current assets	21,568,494	16,463,595
Goodwill	4,200,376	4,200,376
Property, plant and equipment	16,692,795	16,849,521

TOTAL ASSETS	$42,461,665	$37,513,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank loans – secured	$5,941,138	$6,001,020
Accounts payable, other payable and accrued liabilities	1,462,891	1,407,221
Accounts payable, related parties	7,447,012	4,533,532
Income taxes payable	333,320	328,320

Total current liabilities	15,184,361

TOTAL LIABILITIES	15,184,361	12,270,093

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil		-
Common shares without par value, authorized – unlimited;
Issued and outstanding: 89,845,666 at December 31, 2015 88,463,416 at September 30, 2015)	30,743,471	28,776,052

Deficits	(3,484,300)	(3,550,786)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	27,259,171	25,225,266

Non-controlling interests	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,461,665	$37,513,492

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2015

And For the Three Months Ended December 31, 2014

	Three Months ended Dec 31,
	2015	2014

Revenue	$1,004,200	$905,558

Direct costs	-	-

Gross profit	1,004,200	905,558

Operating expenses
Selling and distribution	27,967	21,230
General and administrative	873,895	852,454
	(901,862)	(873,684)

Operating profit	102,338	31,874

Other income	69	-

Profit before taxation	102,407	31,874

Provision for taxation	(5,000)	(15,000)

Profit after taxation	97,407	16,874

Non-controlling interests	-	-

Net profit	97,407	16,874

Other comprehensive loss	(30,921)	(11,616)

Net profit attributable to stockholders of First Asia Holdings Limited	$66,486	$5,258

NET INCOME PER SHARE:
BASIC AND DILUTED	$0.0007	$0.0001

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	89,845,666	63,640,599

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Three Months Ended December 31, 2015

And For the Three Months Ended December 31, 2014

	3 months ended	3 months ended
	December 31	December 31
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income for the period after tax	66,486	5,258
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Depreciation	156,726	129,081
Cash effect of changes in:
Deposit, prepayment and other receivable	(75,479),	(41,193)
Loan receivable	(5,051,378)	(2,454,133)
Accounts payables and accrued liabilities	55,670	2,550,223
Income tax payable	5,000	15,000

Net cash outflow from/(used) in operating activities	(4,842,975)	204,236

Cash flows from financing activities
Issue of shares	1,967,419	444,312
Bank overdraft	-	7,755
Shareholders’ loans	2,913,480	(205,588)
Repayment of mortgage loan	(59,882)	(105,259)

Net cash inflows from financing activities	4,821,017	141,220

Net increase/(decrease) in cash and cash equivalents	(21,958)	345,456

Cash and cash equivalents - beginning of period	688,102	154,796

Cash and cash equivalents - end of period	666,144	500,252

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Interim Financial Statements

December 31, 2015 (unaudited)

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

For the quarter ended and as of December 31, 2015, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

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

(e)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended December 31, 2015.

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

For loans with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference

An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended December 31, 2015.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the quarter ended December 31, 2015, there was no impairment charge recognized.

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

Income tax expense for quarter ended December 31, 2015 was CAD5,000.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of December 31, 2015 management does not believe any of the Company’s assets were impaired.

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

(n)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2015, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Quarter ended December 31, 2015	Year ended September 30, 2015
Period end $: HK$ exchange rate	0.1789	0.1730
Average periodic $: HK$ exchange rate	0.1723	0.1683

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary

Items . This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

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

4.

CONCENTRATION OF CREDIT RISK AND ANALYSIS OF LOANS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of loans receivable. Concentration of credit risk with respect to loans receivable is limited.  A majority of the loans receivable are sufficiently secured by collaterals. In addition, the Company regularly monitors the creditworthiness of these borrowers and believes that it has adequately provided for exposure to potential credit losses. No bad debt was incurred during the quarter ended December 31, 2015.

The following table presents analysis of loans receivable by nature:

	Dec 31	September 30
Types of loans	2015	2015

Mortgage loans	$17,209,704	$13,099,017
Personal loans	3,010,314	2,065,314
Accrued interests	70,730	75,039
	20,290,748	15,239,370

Mortgage loans are bearing annual interest ranging from 6% to 30% with loan period ranging from 24 to 84 months. All mortgage loans are secured by collaterals in form of interest in real estate. Personal loans are bearing interest ranging from 24% to 48% with loan period up to 12 months. All personal loans are unsecured.

5.

PROPERTY, PLANT AND EQUIPMENT

			December 31	September 30
		Accumulated	2015	2015
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	2,129,427	16,692,795	16,849,521

Leasehold improvement	129,749	129,749	-	-

Office equipment and furniture	29,428	29,428	-	-

Computer equipment	16,786	16,786	-	-

	18,998,185	2,305,390	16,692,795	16,849,521

The leasehold land and building were acquired in 2011 through the acquisition of the entire share capital of First Asia Tower Limited. The transaction was accounted for as an asset deal.

Depreciation for the 3 months ended December 31, 2015 amounted to $156,726.

6.

GOODWILL

Goodwill arose from the acquisitions of the entire share capital of First Asia Finance Limited and Hung Lee Development Limited and the 60% share capital of First Asia Estate Limited in 2011. The Company has elected the fourth quarter to complete its annual goodwill impairment test. For the quarter ended December 31, 2015 and the year ended September 30, 2015, there was no impairment charge recognized.

7.

BANK LOANS - SECURED

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

10.

COMMON SHARES

During the quarter ended December 31, 2015, 1,382,250 restricted common shares were issued.

11.

OPERATING LEASES

The Group has entered into commercial leases for offices with a term expiring in February 2016. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
Year ending December 31, 2016	44,000
Year ending December 31, 2017	48,000
Total	$92,000

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

The following table presents summarized information by segment for the three months ended December 31, 2015:

	Money Lending	Licensing Of property	Unallocated
Revenue	771,555	232,645	69
Direct Cost	-	-	-
Gross profit	771,555	232,645	69
Selling expenses	27,967	-	-
General and administrative expenses	579,232	218,535	76,128
(Loss) income from operations	164,356	14,110	(76,059)
Income tax	(5,000)	-	-
Depreciation (included in G&A Exp)	-	156,726	-

The following table presents summarized information by segment for the three months ended December 31, 2014:

	Money Lending	Licensing Of property
Revenue	695,130	210,428
Direct Cost	-	-
Gross profit	695,130	210,428
Selling expenses	21,230		-
General and administrative expenses	631,429	221,025
(Loss) income from operations	63,701	(10,597)
Income tax	(15,000)	-
Depreciation(included in G&A Exp)	9,170	119,911

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended December 31, 2015 as compared to the fiscal period ended December 31, 2014.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  All figures herein are stated in Canadian dollars.

Results of Operations for the Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014.

Revenues.  During the three months ended December 31, 2015, the Company had operating revenues of $1,004,200, as compared to revenues of $905,558 for the three months ended December 31, 2014, an increase of $98,642, or approximately 10.9%. The increase in revenue is attributable to increase in interest income from the money lending segment. The increase in interest income was generally in line in increase of loan receivable. The policy of the Company is to continue to raise funds in the South East Asia region by issuing restricted common stocks to support the growth of the money lending business. New funds have also been granted to the segment from the new significant shareholder by way of current account with the Company. These 2 factors have ensured that the Company has additional resources for granting loans to creditworthy customers. New loans are usually of mortgage nature and the interest rate is at low end. This makes the increase in revenue relatively moderate. The segment of licensing of property was stable during the quarter ended December 31, 2015.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance Limited and the licence fee income from First Asia Tower Limited. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the three months ended December 31, 2015 were $901,862. Of this, $27,967 was allocated to Selling and Distribution, $873,895 was allocated to General and Administrative Expenses. Operating expenses for the three months ended December 31, 2014 were $873,684. Of this, $21,230 was allocated to Selling and Distribution, $852,454 was allocated to General and Administrative Expenses. The increase in General and Administrative expenses was generally in line with the moderate increase in the money lending activities.

Net Gain/Loss.   The Company had a net profit for the three months ended December 31, 2015 of $66,486, as compared to a net profit of $5,258 for the three months ended December 31, 2014.  The increase in profit is primarily attributable to the increase in the money lending activities which is more profitable.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of December 31, 2015, our balance sheet reflects that we have cash and cash equivalents of $666,144, total current assets of $21,568,494 and total assets of $42,461,665, total liabilities of $15,184,361, and total stockholders’ equity of $27,259,171. The net cash outflow used in operating activities for the fiscal period ended December 31, 2015 was $4,842,975.  There was no cash inflow from investing activities for the fiscal period ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2015, we sold a total of 1,382,250 shares of common shares at the average price of approximately CAD$1.42 per share. The shares were sold in five separate transactions on October 8, December 1, December 3 and December 11, 2015,  for aggregate total consideration of CAD$1,967,417   The proceeds from the sale of the shares will be used as working capital of the group. The shares were offered and sold to non-U.S. purchasers, in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933, and such shares are “restricted securities, “ as defined in Rule 144 under the Securities Act of 1933.

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

Date:  March 17, 2016

By: /s/   To Ka Man Carmen

To Ka Man Carmen, Chief Financial Officer

Date:    March 17, 2016