Form 10-Q
period 2016-03-31
FIRST ASIA HOLDINGS Ltd
filed 2016-06-16
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of June 15, 2016 the Issuer had 102,621,619 shares of common stock issued and outstanding.

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

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2016

First Asia Holdings Limited

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of March 31, 2016 and September 30, 2015

	March 31	September 30
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$901,531	$688,102
Loan receivable	18,191,848,	15,239,370
Prepayment, deposits and other receivable	548,374	536,123
Total current assets	19,641,753	16,463,595
Goodwill	4,200,376	4,200,376
Property, plant and equipment	16,647,751	16,849,521

TOTAL ASSETS	$40,489,880	$37,513,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Mortgage payable – secured	$5,791,108	$6,001,020
Accounts payable, other payable and accrued liabilities	1,536,328	1,407,221
Accounts payable, related parties	4,902,960	4,533,532
Income taxes payable	333,320	328,320

Total current liabilities	12,563,716

TOTAL LIABILITIES	12,563,716	12,270,093

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil		-
Common shares without par value, authorized – unlimited;
Issued and outstanding: 90,219,766 at March 31, 2016 88,463,416 at September 30, 2015)	31,301,639	28,776,052

Deficits	(3,393,608)	(3,550,786)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	27,908,031	25,225,266

Non-controlling interests	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,489,880	$37,513,492

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Three Months Ended March 31, 2016

And For the Three Months Ended March 31, 2015

	6 months ended March 31		3 months ended March 31
	2016	2015	2016	2015

REVENUE	$1,957,751	1,803,090	953,551	897,532

DIRECT COST	-	-	-	-

GROSS PROFIT	1,957,751	1,803,090	953,551	897,532

OPERATING EXPENSES
Selling and distribution	49,449	51,348	21,482	30,118
General and administrative	1,714,423	1,611,053	840,528	758,599
PROFIT FROM OPERATIONS	193,879	140,689	91,541	108,815

Other income/(loss)	8,430	-	8,361	-

PROFITS BEFORE TAX	$202,309	140,689	99,902	108,815

Taxation	(5,000)	(25,000)	-	(10,000)

PROFITS BEFORE TAX	197,309	115,689	99,902	98,815

Attributable to non-controlling	-	-	-	-
Interest

NET PROFIT	197,309	115,689	99,902	98,815

Other comprehensive profit/(loss)	(40,131)	(4,456)	(9,210)	7,160

Net profit attributable to
Shareholders of the Company	157,178	111,233	90,692	105,975

NET PROFIT PER SHARE
- BASIC AND DILUTED	$0.002	0.002	0.001	0.002

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	90,219,766	63,640,599	90,219,766	63,640,599

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Six Months Ended March 31, 2016

And For the Six Months Ended March 31, 2015

	6 months ended	6 months ended
	March 31	March 31
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income for the period	157,178	111,233
Adjustments to reconcile net income to net
Cash used in provided by operating activities:
Depreciation	320,897	267,755
Cash effect of changes in:
Deposit, prepayment and other receivable	(12,251)	(26,344)
Loan receivable	(2,952,478)	(6,097,995)
Accounts payables and accrued liabilities	129,107	2,309,058
Income tax payable	5,000	25,000

Net cash outflow used in operating activities	(2,352,547)	(3,411,293)

Cash flows from investing activities
Purchase of fixed assets	(119,127)	-
	(119,127)	-

Cash flows from financing activities
Issue of shares	2,525,587	444,312
Repayment of bank overdraft	-	(980,884)
Advance from related parties	369,428	4,619,333
Repayment of mortgage loan	(209,912)	(286,634)

Net cash inflows from/(used in) financing activities	2,685,103	3,796,127

Net increase in cash and cash equivalents	213,429	384,834

Cash and cash equivalents - beginning of period	688,102	154,796

Cash and cash equivalents - end of period	901,531	539,630

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Interim Financial Statements

March 31, 2016 (unaudited)

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

For the quarter ended and as of March 31, 2016, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

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

(d)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended March 31, 2016.

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

For loans with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference

An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended March 31, 2016.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the quarter ended March 31, 2016 and the year ended September 30, 2015, there was no impairment charge recognized.

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

The Company's estimated income tax expense for quarter ended March 31, 2016 was zero.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of March 31, 2016 management does not believe any of the Company’s assets were impaired.

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

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2016, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Quarter ended March 31, 2016	Quarter ended March 31, 2015
Period end CAD$: HK$ exchange rate	5.981	6.135
Average periodic CAD$: HK$ exchange rate	5.662	6.260

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

4.  CONCENTRATION OF CREDIT RISK AND ANALYSIS OF LOANS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of loans receivable. Concentration of credit risk with respect to loans receivable is limited.  A majority of the loans receivable are sufficiently secured by collaterals. In addition, the Company regularly monitors the creditworthiness of these borrowers and believes that it has adequately provided for exposure to potential credit losses. No bad debt was incurred during the quarter ended March 31, 2016.

The following table presents analysis of loans receivable by nature:

	March 31	September 30
Types of loans	2016	2015

Mortgage loans	$15,100,280	$13,099,017
Personal loans	2,990,009	2,065,314
Accrued interests	101,559	75,039
	18,191,848,	15,239,370

Mortgage loans are bearing annual interest ranging from 6% to 20% with loan period ranging from 24 to 84 months. All mortgage loans are secured by collaterals in form of interest in real estate. Personal loans are bearing interest ranging from 18% to 48% with loan period up to 12 months. All personal loans are unsecured.

5.

PROPERTY, PLANT AND EQUIPMENT

			March 31		September 30
		Accumulated	2016		2015
	Cost	Depreciation	Net		Net

Leasehold land and building	18,822,222	2,286,153	16,536,069		16,849,521

Leasehold improvement	129,749	129,749	-		-

Office equipment and furniture	148,555	36,873	111,682	-	-

Computer equipment	16,786	16,786		-	-

	19,117,312	2,469,561	16,647,751		16,849,521

The leasehold land and building were acquired in 2011 through the acquisition of the entire share capital of First Asia Tower Limited. The transaction was accounted for as an asset deal.

Depreciation for the 3 months ended March 31, 2016 amounted to CAD$164,171.

6.

GOODWILL

Goodwill arose from the acquisitions of the entire share capital of First Asia Finance Limited and Hung Lee Development Limited and the 60% share capital of First Asia Estate Limited in 2011. The Company has elected the fourth quarter to complete its annual goodwill impairment test. For the quarter ended March 31, 2016 and the year ended September 30, 2015, there was no impairment charge recognized.

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

11.

COMMON SHARES

During the quarter ended March 31, 2016, 374,100 restricted common shares were issued.

12.

OPERATING LEASES

The Group has entered into commercial leases for offices with a term expiring in February 2016. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

Office Rental
Year ending September 30, 2016	4,400
Year ending September 30, 2017	14,000
Total	$28,400

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

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended March 31, 2016 as compared to the fiscal period ended March 31, 2015.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  All figures herein are stated in Canadian dollars.

Results of Operations for the Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015.

Revenues.  During the three months ended March 31, 2016, the Company had operating revenues of CAD$953,551, as compared to revenues of CAD$897,532  for the three months ended March 31, 2015, a decrease of CAD$56,019, or approximately 6%. The increase in revenue is primarily attributable to the increase in total loan receivable but partially offset by the decrease of effective interest rate charged as more mortgage loans were granted. Mortgage loans generally bear much lower interest rates than unsecured personal loans.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance Limited and the licence fee income from First Asia Tower Limited. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the three months ended March 31, 2016 were CAD$862,010. Of this, CAD$21,482 was allocated to Selling and Distribution, CAD$840,528 was allocated to General and Administrative Expenses. Operating expenses for the three months ended March 31, 2015 were CAD$788,717. Of this, CAD$30,118 was allocated to Selling and Distribution, CAD$758,599 was allocated to General and Administrative Expenses. The increase in general & administrative expenses was primarily attributable to the increase in the volume of the money lending business.

Net Gain.   The Company had a net profit for the three months ended March 31, 2016 of CAD$90,692, as compared to a net gain of CAD$105,975 for the three months ended March 31, 2015.  The slight decrease in profit is primarily attributable to the slight increase in general and administrative expenses.

Results of Operations for the Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015.

Revenues.  During the six months ended March 31, 2016, the Company had operating revenues of CAD$1,957,751, as compared to revenues of CAD$1,803,090 for the six months ended March 31, 2015.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance Limited and the licence fee income from First Asia Tower Limited. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the six months ended March 31, 2016 were CAD$1,763,872. Of this, CAD$49,449 was allocated to Selling and Distribution, CAD$1,714,423 was allocated to General and Administrative Expenses. Operating expenses for the six months ended March 31, 2015 were CAD$1,622,401. Of this, CAD$51,348 was allocated to Selling and Distribution, CAD$1,611,053 was allocated to General and Administrative Expenses.  Selling and Distribution expenses were relatively comparable. The increase in General and Administrative expenses was primarily attributable to the increase in the volume of the money lending business.

Net Gain   The Company had a net profit for the six months ended March 31, 2016 of CAD$157,178, as compared to a net profit of CAD$111,233 for the six months ended March 31, 2015. The increase in profit is primarily attributable to the increase in the volume of the money lending business.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of March 31, 2016, our balance sheet reflects that we have cash and cash equivalents of CAD$901,531, total current assets of CAD$19,641,753 and total assets of CAD$40,489,880, total liabilities of CAD$12,563,716, and total stockholders’ equity of CAD$27,908,031. The net cash outflow used in operating activities for the fiscal period ended March 31, 2016 was CAD$(2,352,547.  The net cash outflow from investing activities for the fiscal period ended March 31, 2016 was CAD$119,127.

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

Date:  June 15, 2016

By: /s/   To Ka Man Carmen

To Ka Man Carmen, Chief Financial Officer

Date:    June 15, 2016