Form 10-Q
period 2016-06-30
FIRST ASIA HOLDINGS Ltd
filed 2016-09-15
CIK 1081568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of September 14, 2016 the Issuer had 111,475,464 shares of common stock issued and outstanding.

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

FIRST ASIA HOLDINGS LIMITED

FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2016

First Asia Holdings Limited

Condensed Balance Sheets

(Stated in Canadian Dollars)

As of June 30, 2016 and September 30, 2015

	June 30	September 30
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalent	$8,593,696	$688,102
Loan receivable	25,222,155	15,239,370
Prepayment, deposits and other receivable	533,266	536,123
Total current assets		16,463,595
Goodwill	4,200,376	4,200,376
Property, plant and equipment	16,494,796	16,849,521

TOTAL ASSETS	$55,044,289	$37,513,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Mortgage payable – secured	$14,482,781	$6,001,020
Accounts payable, other payable and accrued liabilities	1,685,927	1,407,221
Accounts payable, related parties	4,511,316	4,533,532
Income taxes payable	333,320	328,320

Total current liabilities

TOTAL LIABILITIES	21,013,344	12,270,093

STOCKHOLDERS’ EQUITY
First preference shares without par value, authorized -
Unlimited; issued and outstanding – Nil		-
Common shares without par value, authorized – unlimited;
Issued and outstanding: 103,911,362 at June 30, 2016 88,463,416 at September 30, 2015)	37,303,074	28,776,052

Deficits	(3,290,262)	(3,550,786)

TOTAL STOCKHOLDERS’ SURPLUS – First Asia Holdings Ltd.	34,012,812	25,225,266

Non-controlling interests	18,133	18,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,044,289	$37,513,492

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statements of Operations

(Stated in Canadian Dollars)

For the Nine Months Ended June 30, 2016

And For the Nine Months Ended June 30, 2015

	9 months ended June 30		3 months ended June 30
	2016	2015	2016	2015

REVENUE	$3,150,302	2,738,901	1,192,551	935,811

DIRECT COST	-	-	-	-

GROSS PROFIT	3,150,302	2,738,901	1,192,551	935,811

OPERATING EXPENSES
Selling and distribution	80,347	87,048	30,898	35,700
General and administrative	2,762,824	2,538,133	1,048,401	927,080
PROFIT FROM OPERATIONS	307,131	113,720	113,252	(26,969)

Other income/(loss)	8,430	(7,776)	-	-

PROFITS BEFORE TAX	$315,561	105,944	113,252	(26,969)

Taxation	(5,000)	(25,000)	-	-

PROFITS BEFORE TAX	310,561	80,944	113,252	(26,969)

Attributable to non-controlling	-	-	-	-
Interest

NET PROFIT	310,561	80,944	113,252	(26,969)

Other comprehensive profit/(loss)	(50,037)	15,372	(9,906)	12,052

Net profit attributable to
Shareholders of the Company	260,524	96,316	103,346	(14,917)

NET PROFIT PER SHARE
- BASIC AND DILUTED	$0.003	0.002	0.001	(0.000)

WEIGHTED AVERAGE SHARE OUTSTANDING
BASIC AND DILUTED	103,911,362	66,354,496	103,911,362	66,354,496

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Condensed Statement of Cash Flows

(Stated in Canadian Dollars)

For the Nine Months Ended June 30, 2016

And For the Nine Months Ended June 30, 2015

	9 months ended	9 months ended
	June 30	June 30
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income for the period	260,524	96,316
Adjustments to reconcile net income to net
Cash used in provided by operating activities:
Depreciation	354,725	405,830
Cash effect of changes in:
Deposit, prepayment and other receivable	2,857	(97,282)
Loan receivable	(9,982,785)	(5,444,288)
Accounts payables and accrued liabilities	278,706	(184,103)
Income tax payable	5,000	25,000

Net cash outflow used in operating activities	(9,080,973)	(5,198,527)

Cash flows from financing activities
Issue of shares	8,527,022	1,466,013
Repayment of bank overdraft	-	(980,884)
Advance from related parties	(22,216)	5,461,622
Advance/(Repayment) of mortgage loan	8,481,761	(299,179)

Net cash inflows from/(used in) financing activities	16,986,567	5,647,572

Net increase in cash and cash equivalents	7,905,594	449,045

Cash and cash equivalents - beginning of period	688,102	154,796

Cash and cash equivalents - end of period	8,593,696	603,841

See Notes to Consolidated Financial Statements

First Asia Holdings Limited

Notes to the Interim Financial Statements

June 30, 2016 (unaudited)

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

For the quarter ended and as of June 30, 2016, the consolidated financial statements include the accounts of the Company and the following subsidiaries:

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

(d)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended June 30, 2016.

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

For loans with contractual payment-in-kind interest or dividends, which represent contractual interest/dividends accrued and added to the loan balance or liquidation preference

An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. No bad debt was incurred during the quarter ended June 30, 2016.

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

Subsequent to the annual impairment test, the Company undertook a review of its current strategy and determined that there was both a decrease in its future projected income based on the current environment and a need for a new management strategy. For the quarter ended June 30, 2016 and the year ended September 30, 2015, there was no impairment charge recognized.

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

The Company's estimated income tax expense for quarter ended June 30, 2016 was zero.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of June 30, 2016 management does not believe any of the Company’s assets were impaired.

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

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2016, there was no common share equivalents outstanding.

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

Period end exchange rates used to translate assets and liabilities and average exchange rates used to translate results of operations in each of the reporting periods are as follows:

	Quarter ended June 30, 2016	Quarter ended June 30, 2015
Period end CAD$: HK$ exchange rate	0.1674	0.1594
Average periodic CAD$: HK$ exchange rate	0.1661	0.1586

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

4.  CONCENTRATION OF CREDIT RISK AND ANALYSIS OF LOANS RECEIVABLES

The Company has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign currency hedging arrangements. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of loans receivable. Concentration of credit risk with respect to loans receivable is limited.  A majority of the loans receivable are sufficiently secured by collaterals. In addition, the Company regularly monitors the creditworthiness of these borrowers and believes that it has adequately provided for exposure to potential credit losses. No bad debt was incurred during the quarter ended June 30, 2016.

The following table presents analysis of loans receivable by nature:

	June 30	September 30
Types of loans	2016	2015

Mortgage loans	$22,121,945	$13,099,017
Personal loans	3,100,210	2,065,314
Accrued interests	136,799	75,039
	25,222,155	15,239,370

Mortgage loans are bearing annual interest ranging from 6% to 20% with loan period ranging from 24 to 84 months. All mortgage loans are secured by collaterals in form of interest in real estate. Personal loans are bearing interest ranging from 18% to 48% with loan period up to 12 months. All personal loans are unsecured.

5.

PROPERTY, PLANT AND EQUIPMENT

			June 30	September 30
		Accumulated	2016	2015
	Cost	Depreciation	Net	Net

Leasehold land and building	18,822,222	2,327,426	16,494,796	16,849,521

Leasehold improvement	129,749	129,749	-	-

Office equipment and furniture	29,428	29,428	-	-

Computer equipment	16,786	16,786	-	-

	18,998,185	2,503,389	16,494,796	16,849,521

The leasehold land and building were acquired in 2011 through the acquisition of the entire share capital of First Asia Tower Limited. The transaction was accounted for as an asset deal.

Depreciation for the 3 months ended June 30, 2016 amounted to CAD$152,955.

5.

GOODWILL

Goodwill arose from the acquisitions of the entire share capital of First Asia Finance Limited and Hung Lee Development Limited and the 60% share capital of First Asia Estate Limited in 2011. The Company has elected the fourth quarter to complete its annual goodwill impairment test. For the quarter ended June 30, 2016 and the year ended September 30, 2015, there was no impairment charge recognized.

6.

MORTGAGE LOAN - SECURED

The mortgage loan is secured by the leasehold land and building. It is repayable by 240 instalments up to May 2031 and bearing interest at an annual rate of approximately 2%.

7.

ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

The balances represent mainly trade payables, non-interest bearing advance from third parties and accrued professional fees which are all current.

8.

DUE TO RELATED PARTIES - NET

The amounts are unsecured, interest-free and are repayable on demand.

9.

COMMON SHARES

During the quarter ended June 30, 2016, 13,691,596 restricted common shares were issued.

10.

OPERATING LEASES

The Group has entered into commercial leases for offices with a term expiring in February 2018. The lease may be cancelled by either party with 30-days prior written notice. Future minimum rental payments under this operating lease are as follows:

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

Hung Lee Development Ld.

 (Hong Kong Co.)

Giant Management Corporation Ltd.

(Hong Kong Co.)

First Asia Estate Ltd.

(Hong Kong Co.)

First Asia Finance Ltd. (Hong Kong Co.)

00%                                                              100%

100%

Real Estate and Finance Fund

(Cayman Islands Co.)

     100%

Vagas Lane Ltd.

 (Marshall Islands Co)

    100%

10%

Paris Sky Ltd.

(Marshall Islands Co.)

90%

First Asia Tower Ltd.

(Hong Kong Co.)

Results of Operations

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal period ended June 30, 2016 as compared to the fiscal period ended June 30, 2015.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.  All figures herein are stated in Canadian dollars.

Results of Operations for the Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015.

Revenues.  During the three months ended June 30, 2016, the Company had operating revenues of CAD$1,192,551, as compared to revenues of CAD$935,811 for the three months ended June 30, 2015, an increase of CAD$256,740, or approximately 27.4%. The increase in revenue is primarily attributable to the increase in total loan receivable but partially offset by the decrease of effective interest rate charged as more mortgage loans were granted. Mortgage loans generally bear much lower interest rates than unsecured personal loans.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance Limited and the licence fee income from First Asia Tower Limited. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the three months ended June 30, 2016 were CAD$1,079,299. Of this, CAD$30,898 was allocated to Selling and Distribution, CAD$1,048,401 was allocated to General and Administrative Expenses. Operating expenses for the three months ended June 30, 2015 were CAD$962,780. Of this, CAD$35,700 was allocated to Selling and Distribution, CAD$927,080 was allocated to General and Administrative Expenses. The increase in general & administrative expenses was primarily attributable to the increase in the volume of the money lending business.

Net Gain.   The Company had a net profit for the three months ended June 30, 2016 of CAD$103,346, as compared to a net loss of CAD$(14,917) for the three months ended June 30, 2015.  The increase in profit is primarily attributable to the increase in profitable money lending business.

Results of Operations for the Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015.

Revenues.  During the nine months ended June 30, 2016, the Company had operating revenues of CAD$3,150,302, as compared to revenues of CAD$2,738,901 for the nine months ended June 30, 2015.

Costs of Revenue.  The revenue represent interest income and service fee income from the money lending business of First Asia Finance Limited and the licence fee income from First Asia Tower Limited. The corresponding direct cost was considered to be insignificant.

Operating Expenses.  Operating expenses for the nine months ended June 30, 2016 were CAD$2,843,171. Of this, CAD$80,347 was allocated to Selling and Distribution, CAD$2,762,824 was allocated to General and Administrative Expenses. Operating expenses for the nine months ended June 30, 2015 were CAD$2,625,181. Of this, CAD$87,048 was allocated to Selling and Distribution, CAD$2,538,133 was allocated to General and Administrative Expenses.  Selling and Distribution expenses were relatively comparable. The increase in General and Administrative expenses was primarily attributable to the increase in the volume of the money lending business.

Net Gain   The Company had a net profit for the nine months ended June 30, 2016 of CAD$260,524, as compared to a net profit of CAD$96,316 for the nine months ended June 30, 2015. The increase in profit is primarily attributable to the increase in the volume of the money lending business.

Liquidity and Capital Resources.

The Company anticipates that the existing cash and cash equivalents on hand, together with the net cash flows generated from its business activities will be sufficient to meet the working capital requirements for the on-going projects and to sustain the business operations for the next twelve months.

As of June 30, 2016, our balance sheet reflects that we have cash and cash equivalents of CAD$8,593,696, total current assets of CAD$34,349,117 and total assets of CAD$55,044,289, total liabilities of CAD$21,013,344, and total stockholders’ equity of CAD$34,012,812. The net cash outflow used in operating activities for the fiscal period ended June 30, 2016 was CAD$9,080,973.  The net cash inflow from financing activities for the fiscal period ended June 30, 2016 was CAD$16,986,567, which is mainly the new restricted shares issued in the amount of CAD$8,527,022 and the funds from the re-mortgage of the property in the amount of CAD$8,481,761.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  September 15, 2016

By: /s/  Luk Lai Ching Kimmy

Luk Lai Ching Kimmy, Chief Financial Officer

Date:    September 15, 2016